Form 10-Q
period 1997-09-30
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1997-11-14
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the period ended September 30, 1997

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to
                                      ---------   ---------
                        Commission file Numbers:       333-34475
                                                       ---------

                             VENTURE HOLDINGS TRUST
             (Exact name of registrant as specified in its charter)
Michigan                                3714                         38-6530870
            (Primary standard industrial classification code number)

                                  VEMCO, INC.
Michigan                                                             38-2737797
                         VENTURE INDUSTRIES CORPORATION
Michigan                                                             38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
Michigan                                                             38-2556799
                            VENTURE LEASING COMPANY
Michigan                                                             38-2777356
                              VEMCO LEASING, INC.
Michigan                                                             38-2777324
                          VENTURE HOLDINGS CORPORATION
Michigan                                                             38-2793543
                            VENTURE SERVICE COMPANY
Michigan                                                             38-3024165



  (State or other        (Exact name of registrant as
  jurisdiction of        specified in its charter)            (I.R.S. Employer
  incorporation or                                             Identification
  organization)                                                Number)


                              --------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
                                 (810) 294-1500
         (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     .    No   X .
    ----        ----

The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                               TABLE OF CONTENTS



PART I          FINANCIAL INFORMATION                                                                          PAGE #
          Item 1.        Financial Statements

                         Consolidated Balance Sheets -
                         As of September 30, 1997 and 1996 and
                         December 31, 1996 ...................................................................   1

                         Consolidated Income Statements -
                         Three months and Nine months ended September 30, 1997
                         and September 30, 1996 ..............................................................   2

                         Consolidated Statements of Cash Flows -
                         Nine months ended September 30, 1997
                         and September 30, 1996. .............................................................   3

                         Notes to Consolidated Financial Statements ..........................................   4

          Item 2.        Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations ..........................................................................   6

PART II.        OTHER INFORMATION


          Item 6.        Exhibits and Reports on Form 8-K ....................................................   9

          Signatures     .....................................................................................   10


                         Part I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



VENTURE HOLDINGS TRUST

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND 1996 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                           September 30       December 31
                                                         ------------------   -----------
ASSETS                                                    1997      1996         1996
                                                          -----     -----        ----
CURRENT ASSETS:
  Cash and cash equivalents                             $  1,881  $ 11,515     $ 15,436
  Accounts receivable                                    168,459   119,439      129,668
  Inventories                                             49,829    56,261       51,100
  Prepaid expenses                                        11,664    16,083       14,213
                                                        --------  --------     --------
      Total current assets                               231,833   203,298      210,417
Property, Plant and Equipment, Net                       204,104   207,803      203,975
Goodwill                                                  54,693    50,353       51,748
Other Assets                                              20,832    23,749       17,588
Deferred Tax Assets                                       13,439         0       14,339
                                                        --------  --------     --------
Total Assets                                            $524,901  $485,203     $498,067
                                                        ========  ========     ========
LIABILITIES AND TRUST PRINCIPAL
CURRENT LIABILITIES:
  Accounts payable                                      $ 63,607  $ 79,795     $ 84,821
  Accrued payroll and taxes                                8,231     4,368        7,352
  Accrued interest                                         4,094       377        4,954
  Accrued expenses                                        11,844    14,679       19,255
  Current portion of long-term debt                        3,721    10,199       10,632
                                                        --------  --------     --------
      Total current liabilities                           91,497   109,418      127,014

Other Liabilities                                         11,805    35,392       15,912
Deferred Tax Liabilities                                  13,273         0       13,018
Long Term Debt                                           344,176   286,011      289,364
Trust Principal                                           64,150    54,382       52,759
                                                        --------  --------     --------
Total Liabilities and Trust Principal                   $524,901  $485,203     $498,067
                                                        ========  ========     ========

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TRUST PRINCIPAL
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                               -------------------  --------------------
                                 1997       1996      1997       1996
                               ---------  --------  ---------  ---------
NET SALES                      $136,415   $99,001    $456,530  $224,795

COST OF PRODUCT SOLD            118,522    90,784     380,682   192,914
                               --------   -------    --------  --------
GROSS PROFIT                     17,893     8,217      75,848    31,881

SELLING  GENERAL AND
  ADMINISTRATIVE EXPENSE         13,534     5,869      42,097    15,594

PAYMENTS TO BENEFICIARY IN
  LIEU OF TRUST DISTRIBUTIONS         0         0         472       666
                               --------   -------    --------  --------
INCOME FROM OPERATIONS            4,359     2,348      33,279    15,621

INTEREST EXPENSE                  6,344     4,668      20,551    12,077
                               --------   -------    --------  --------
(LOSS) INCOME BEFORE
  EXTRAORDINARY ITEM             (1,985)   (2,320)     12,728     3,544

EXTRAORDINARY LOSS ON
  RETIREMENT OF DEBT                  0     2,738           0     2,738
                               --------   -------    --------  --------
(LOSS) INCOME BEFORE TAXES       (1,985)   (5,058)     12,728       806

TAX (BENEFIT) PROVISION             (77)      (78)      1,337       (78)
                               --------   -------    --------  --------
NET (LOSS) INCOME                (1,908)   (4,980)     11,391       884

TRUST PRINCIPAL,

  BEGINNING OF PERIOD            66,058    59,362      52,759    53,498
                               --------   -------    --------  --------
TRUST PRINCIPAL,
  END OF PERIOD                $ 64,150   $54,382    $ 64,150  $ 54,382
                               ========   =======    ========  ========

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                     1997        1996
                                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 11,391   $    884
     Adjustment to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                 24,579     14,864
        Change in accounts receivable                                                (38,790)   (25,571)
        Change in inventories                                                          1,271    (13,089)
        Change in prepaid expenses                                                     2,548     (5,749)
        Change in other assets                                                        (4,667)    (9,033)
        Change in accounts payable                                                   (21,214)    28,923
        Change in accrued expenses                                                    (7,392)       692
        Change in other liabilities                                                   (4,107)    19,401
        Change in deferred taxes                                                       1,156          0
                                                                                    --------   --------
       Net cash (used in) provided by operating activities                           (35,225)    11,322
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (22,040)   (57,087)
     Goodwill                                                                         (4,190)   (48,429)
                                                                                    --------   --------
        Net cash (used in) investing activities                                      (26,230)  (105,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit agreement                                 (35,000)    82,937
     Proceeds from issuance of debt                                                  205,000     75,386
     Principal payments on debt                                                     (122,100)   (72,715)
                                                                                    --------   --------
        Net cash provided by financing activities                                     47,900     85,608
                                                                                    --------   --------
        NET INCREASE (DECREASE) IN CASH                                              (13,555)    (8,586)
CASH  AT BEGINNING OF PERIOD                                                          15,436     20,101
                                                                                    --------   --------
CASH AT END OF PERIOD                                                               $  1,881   $ 11,515
                                                                                    ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                                       $ 21,323   $  8,080
                                                                                    ========   ========
     Cash paid during the period for taxes                                          $    124   $      0
                                                                                    ========   ========

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.   FINANCIAL STATEMENT PRESENTATION

     Information as of and for the three and the nine months ended September 30, 1997 and 1996 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted.

     The financial statements should be read in conjunction with the Company's Registration Statement on Form S-4 under the Securities Act of 1933 which contains audited financial statements as of December 31, 1996 and 1995 and for the three years ended December 31, 1996. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

     The Trust owns all of the outstanding capital stock of Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada, Ltd., Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation and Venture Service Company. As used herein, "the Trust" refers to Venture Holdings Trust, while "the Company" refers to the Trust and the Subsidiaries taken as a whole.

     Separate financial statements for the Trust and each Subsidiary are not included in this report because each entity (other than Venture Canada) is jointly and severally liable for the Company's senior bank credit agreement (the "Senior Credit Agreement") and 9 1/2% Senior Notes due 2005 (the "Senior Notes"); and each entity (including Venture Canada) is jointly and severally liable for the Company's 9 3/4% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the subsidiaries of the Trust (including Venture Canada) are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada represents less than 1% of total assets, net earnings, trust principal and operating cash flow.

2.   INVENTORIES


     Inventories consist of the following:    September 30    December 31
                                             1997      1996       1996
                                            -------  -------      ----
     Raw material                           $24,929  $24,155      $23,406
     Work-in process - manufactured parts     4,535    4,267        4,573
     Work-in-process - molds                 11,297   18,155       12,347
     Finished goods                           9,068    9,684       10,774
                                            -------  -------      -------
     Total                                  $49,829  $56,261      $51,100
                                            =======  =======      =======

3.   BUSINESS ACQUISITIONS

     Effective August 26, 1996, the Trust acquired Bailey Corporation and its subsidiaries. The acquisition was accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of $54 million at September 30, 1997. The goodwill is being amortized over 30 years using the straight-line method. Bailey's assets and liabilities are included in the accompanying consolidated balance sheets at values representing the final allocated purchase price.

     Effective June 3, 1996, the Company acquired certain assets from AutoStyle Plastics, Inc. for a purchase price of $6.7 million and entered into a capital lease for all property, plant and equipment. The acquisition was accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of $2.6 million. The goodwill is being amortized over 30 years using the straight-line method.

4.   DEBT



Debt consists of the following:                                   September 30     December 31
                                                               ------------------  -----------
                                                                 1997      1996       1996
                                                               -------    -------     ----
Revolving credit agreement with fluctuating                    $ 56,000  $ 82,717     $ 91,000
   interest rates, currently from 7.4375% to 9.0%
Series B senior notes payable, Due 2005
  with interest at 9.5%                                         205,000         0            0
Term loan A with interest at 8.375%                                   0    75,000       74,450
Term loan B with interest at 8.875%                                   0    45,000       44,550
Senior subordinated notes payable
  with interest at 9.75%                                         78,940    78,940       78,940
Capital leases with interest at 8.25%
  to 11.5%                                                        3,772     7,087        6,194
Installment notes payable with
  interest at 5.85% to 11.75%                                     4,185     7,466        4,862
                                                               --------  --------     --------
    Total                                                       347,897   296,210      299,996
Less current portion of debt                                      3,721    10,199       10,632
                                                               --------  --------     --------
Total                                                          $344,176  $286,011     $289,364
                                                               ========  ========     ========

     In the third quarter of 1997, the Trust and each of its wholly-owned subsidiaries, other than Venture Industries Canada, Ltd. (collectively, the "Issuers") issued $205 million of Senior Notes. $116 million of the net proceeds was used to repay Term loans "A and B" under the Senior Credit Agreement. In addition, approximately $83 million was used to pay down the amount outstanding under the revolving credit portion of the Senior Credit Agreement. In connection with the Senior Notes certain subsidiaries were merged and or liquidated into other subsidiaries. On August 27, 1997, the Issuers filed a registration statement on Form S-4 registering the Issuers' Series B 9 1/2% Senior Notes due 2005 (the "Registration Statement"), to be offered in exchange for the Senior Notes. The Registration Statement was declared effective by the Securities and Exchange Commission as of 1:00 p.m. on October 29, 1997.

     Simultaneously with the issuance of the Senior Notes, the Senior Credit Agreement was amended and now provides for borrowings of up to the lesser of a borrowing base or $200 million under a revolving credit facility.

     The Company had outstanding letters of credit totaling approximately $2.5 million as of September 30, 1997.

     The Senior Credit Agreement, Senior Notes and Senior Subordinated Notes contain certain restrictive covenants relating to cash flow, capital expenditures, debt, trust principal, trust distributions, leases, and liens on assets.


5.   RELATED PARTY TRANSACTIONS
     The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

     The result of these related party transactions is a net receivable, which is included in accounts receivable as follows:

                          September 30    December 31
                         ----------------  -----------
                          1997     1996       1996
                         -------  -------  -----------
Net Accounts Receivable  $23,679  $10,614      $14,976
Net Accounts Payable       2,015      802        2,269
                         -------  -------      -------
Net Accounts Receivable  $21,664  $ 9,812      $12,707
                         =======  =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis contains a number of "forward looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

The following table sets forth, for the period indicated, the Company's consolidated statements of income expressed as a percentage of sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.


                                                         For The                For The Nine Month
                                                 Three Month Period Ended          Period Ended
                                                      September 30,               September 30,
                                                --------------------------  --------------------------
                                                    1997          1996          1997          1996
                                                ------------  ------------  ------------  ------------
Net sales                                            100.0   %      100.0   %   100.0  %      100.0  %
Cost of product sold                                  86.9           91.7        83.4          85.8
                                                     -----          -----       -----         -----
Gross profit                                          13.1            8.3        16.6          14.2
Selling, general and administrative expense            9.9            5.9         9.2           6.9
Payments to beneficiary in lieu of trust
  distributions                                        0.0            0.0         0.1           0.3
                                                     -----          -----       -----         -----
Income from operations                                 3.2            2.4         7.3           7.0
Interest expense                                       4.7            4.7         4.5           5.4
                                                     -----          -----       -----         -----
(Loss) Income before extraordinary item               (1.5)          (2.3)        2.8           1.6
Extraordinary loss on retirement of debt               0.0            2.8         0.0           1.2
                                                     -----          -----       -----         -----
(Loss) Income before taxes                            (1.5)          (5.1)        2.8           0.4
Tax (benefit) provision                               (0.1)          (0.1)        0.3           0.0
                                                     -----          -----       -----         -----
Net (loss) income                                     (1.4)  %       (5.0)  %     2.5  %        0.4  %
                                                     =====          =====       =====         =====

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996.

The period to period comparisons are substantially affected by the acquisitions of Bailey and Autostyle ("Venture Grand Rapids"). The operations of the companies acquired have been and continue to be rationalized among the various manufacturing facilities to optimize plant capacity and utilization. In connection with the sale of the Senior Notes, the subsidiaries of the Trust that had conducted the business of Autostyle and Bailey were merged or otherwise consolidated with the Issuers and such subsidiaries separate existence ceased.

Net sales for the three and nine months ended September 30, 1997 increased $37.4 million and $231.7 million, compared to the three and nine months ended September 30, 1996, respectively. This is a 37.8% increase to $136.4 million for the three months ended September 30, 1997 and a 103.1% increase to $456.5 million for the nine months ended September 30, 1997, compared to $99.0 million and $224.8 million, respectively, for the same periods of 1996. The increase in sales in 1997 is primarily a result of the additional sales from the Bailey and Venture Grand Rapids acquisitions, which total $34.1 million and $207.6 million for the three and nine months ended September 30,1997. The remainder of the increase in sales of $3.3 million and $24.1 million relate to increased volumes in the core comparable business offset by planned reductions in the selling price mandated by customers to offset expected annual productivity improvements.

Gross profit for the three months ended September 30, 1997 increased $9.7 million, or 117.8%, to $17.9 million compared to $8.2 for the three months ended September 30, 1996. Gross profit for the nine months ended September 30, 1997 increased $44.0 million, or 137.9% to $75.9 million, compared to $31.9 million for the nine months ended September 30, 1996. The increase in gross profit for the quarter is due primarily to the increase in sales arising from the Bailey and Venture Grand Rapids acquisitions. Gross profit as a percentage of sales increased 4.8% and 2.4% for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase in gross profit as a percentage of sales is primarily attributable to the cost reduction efforts at Bailey over the last year. However, gross profit as a percentage of sales decreased 3.1% and 2.2% for the three and nine months ended September 30, 1997 compared to the three and six months ended June 30, 1997, respectively. This decrease in gross profit as a percentage of sales is attributable to rationalization of plant capacities, model changeover cost, and selling price reductions, which have become industry practice in recent years, as OEM customers continue to expect annual productivity improvements on the part of the supplier. As anticipated, tooling sales, as a percent to total sales, decreased in the nine months ended September 30, 1997 compared to the six months ended June 30, 1997, principally due to the timing of revenue recognition under the completed contract method and an overall increase in total sales. The Company expects to realize revenue under these contracts, which generally account for higher margins than sales of components, in the last three months of the year.

Selling, general and administrative expenses increased $7.6 million, or 130.6% for the three months ended September 30, 1997 to $13.5 million, compared to $5.9 million in the same period of 1996. During the nine months ended September 30, 1997, selling, general and administrative expenses increased $26.5 million, or 169.9% to $42.1 million, compared to $15.6 million for the nine months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased to 9.9% for the third quarter and increased to 9.2% for the nine months ended September 30, 1997, compared to 5.9% and 6.9%, respectively, in the corresponding periods of 1996. However, selling, general and administrative expenses have been increasing at a slower rate over the last nine months.

Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation tax status, totaled $0.4 million for the nine months ended September 30, 1997. No payments were made in the third quarter of 1997 and 1996. These amounts were paid as compensation rather than as distributions of Trust principal. As a result of state tax law changes, the Company may pay such amounts to the beneficiary as distributions of Trust principal in the future, rather than as compensation.

As a result of the foregoing, income from operations in the nine months ended September 30, 1997 increased $17.7 million, or 113.0%, to $33.3 million, compared to $15.6 million in the same period of 1996. Income from operations increased $2.0 million, or 85.7%, to $4.4 million for the three months ended September 30, 1997, compared to $2.3 million in the three months ended September 30, 1996. As a percentage of net sales, income from operations increased to 3.2% in the third quarter of 1997 from 2.4% in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, income from operations as a percentage of net sales increased to 7.3% from 7.0%, respectively.

Interest expense increased $1.6 million and $8.5 million to $6.3 million and $20.6 million, respectively, in the three and nine months ended September 30, 1997, compared to $4.7 million and $12.1 million in the same periods of 1996. The increase is the result of financing of the acquisitions and increased working capital needs.

As a result of the foregoing, net loss for the three months ended September
30, 1997 decreased $3.1 million, to $(1.9) million compared to $(5.0) million for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 increased $10.5 million, to $11.4 million, compared to $0.9 million in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated working capital was $140.3 million at September 30, 1997 compared to $93.9 million at September 30, 1996, an increase of $46.4 million. The Company's working capital ratio increased to 2.53x at September 30, 1997 from 1.86x at September 30, 1996. This increase is due to an increase in current assets, principally accounts receivable, in addition to an overall net reduction in current liabilities. Net cash used in operating activities was $35.2 million for the nine months ended September 30, 1997 compared to net cash provided of $11.3 million for the same period in 1996. This decrease is due primarily to the increase in accounts receivable and decrease in accounts payable.

Capital expenditures were $22.0 million for the nine months ended September 30, 1997 compared to $57.1 million for the same period in 1996. During the first nine months of 1996, the majority of the capital expenditures were a result of
the acquisition of the assets of Bailey Corporation.   The Company continues to
upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

Net cash provided by financing activities was $47.9 million for the nine months ended September 30, 1997 compared to net cash provided of $85.6 million for the same period in 1996. The decrease is principally the result of the financing for the acquisitions made in 1996.

The Senior Credit Agreement permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory or $200 million less the amount of any letters of credit issued against the Senior Credit Agreement. At September 30, 1997, the Company had $141.5 million of availability thereunder. The Senior Credit Agreement and each of the indentures for the Senior Notes and the Senior Subordinated Notes contain various covenants. As of September 30, 1997, the Company was in material compliance with all such covenants.

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, capital expenditures required for the operation of its business and debt service requirements through the end of 1999.

NEW ACCOUNTING STANDARDS

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity display an amount representing total comprehensive income for the period in that financial statement. In addition, this statement requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. This new accounting statement is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt this accounting standard on January 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

EXHIBIT NO.                     DESCRIPTION

   3.1  **    Restated Articles of Incorporation of Vemco, Inc. filed as
              Exhibit 3.1 to the Registrant's Registration  Statement on Form
              S-4, effective October 29, 1997 and incorporated herein by reference

   3.2  **    Restated Articles of Incorporation of Venture Industries
              Corporation filed as Exhibit 3.2 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.3  **    Restated Articles of Incorporation of Venture Mold & Engineering
              Corporation filed as Exhibit 3.3 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.4  **    Restated Articles of Incorporation of Venture Leasing Company
              filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.5  **    Restated Articles of Incorporation of Vemco Leasing, Inc. filed as Exhibit 3.5 to the Registrant's Registration Statement on Form
              S-4, effective October 29, 1997 and incorporated herein by reference

   3.6  **    Restated Articles of Incorporation of Venture Holdings
              Corporation filed as Exhibit 3.6 to the Registrant's
              Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.7  **    Restated Articles of Incorporation of Venture Service Company
              filed as Exhibit 3.7 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   4.1  **    Indenture for 9 1/2% Senior Notes due 2005 (including  form of Notes) filed as Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   4.2  **    Registration Rights Agreements, dated as of July 9, 1997 among
              Venture Holdings Trust, Vemco, Inc. Venture Industries
              Corporation, Venture Holdings Corporation Inc., Venture Leasing
              Company, Venture Mold & Engineering Corporation and Venture
              Service Company as Issuers, and First Chicago Capital Markets,
              Inc., as Initial Purchaser filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, effective October
              29, 1997 and incorporated herein by reference

   4.3  **    Form of Series B Notes filed as Exhibit 4.4 to the Registrant's
              Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.1 ** Amended and Restated Credit Agreement dated as of July 9, 1997 by and among Venture Holdings Trust, certain Borrowing Subsidiaries (as defined therein), the Lenders party thereto and NBD Bank, as Agent filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.2 ** Corporate Opportunity Agreement, dated February 16, 1994, by and between Larry J Winget and Comerica Bank, as Indenture Trustee filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.2.1 **  Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as Exhibit
              10.2 for the benefit of the holders of the Issuers' 9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.3 ** License Agreement as to Proprietary Technologies and Processes dated July 2, 1997 between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit
              10.30 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.4 **    License Agreement as to Patents dated July 2, 1997 between Larry
              J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   27.1 *     Financial Data Schedule
   ________________

   *    Filed herewith
   **   Previously filed


        (b) Reports on Form 8-K.

            The Company was not required to file a current report on Form 8-K during the quarter ended September 30, 1997 and none were filed during that period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VENTURE HOLDINGS TRUST, VEMCO, INC.,
                                        VENTURE INDUSTRIES CORPORATION, VENTURE
                                        MOLD & ENGINEERING CORPORATION, VENTURE
                                        LEASING COMPANY, VEMCO LEASING, INC.,
                                        VENTURE HOLDINGS CORPORATION, VENTURE
                                        SERVICE COMPANY AND VENTURE INDUSTRIES
                                        CANADA, LTD.




Date:  November  14, 1997               /s/  Michael G. Torakis
                                        ---------------------------------------
                                        Michael G. Torakis
                                           President and
                                           Chief Financial Officer

                                        Signing on behalf of each registrant
                                        and as principal financial officer of
                                        each registrant.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                     DESCRIPTION

   3.1  **    Restated Articles of Incorporation of Vemco, Inc. filed as
              Exhibit 3.1 to the Registrant's Registration  Statement on Form
              S-4, effective October 29, 1997 and incorporated herein by reference

   3.2  **    Restated Articles of Incorporation of Venture Industries
              Corporation filed as Exhibit 3.2 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.3  **    Restated Articles of Incorporation of Venture Mold & Engineering
              Corporation filed as Exhibit 3.3 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.4  **    Restated Articles of Incorporation of Venture Leasing Company
              filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.5  **    Restated Articles of Incorporation of Vemco Leasing, Inc. filed as Exhibit 3.5 to the Registrant's Registration Statement on Form
              S-4, effective October 29, 1997 and incorporated herein by reference

   3.6  **    Restated Articles of Incorporation of Venture Holdings
              Corporation filed as Exhibit 3.6 to the Registrant's
              Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   3.7  **    Restated Articles of Incorporation of Venture Service Company
              filed as Exhibit 3.7 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   4.1  **    Indenture for 9 1/2% Senior Notes due 2005 (including  form of Notes) filed as Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   4.2  **    Registration Rights Agreements, dated as of July 9, 1997 among
              Venture Holdings Trust, Vemco, Inc. Venture Industries
              Corporation, Venture Holdings Corporation Inc., Venture Leasing
              Company, Venture Mold & Engineering Corporation and Venture
              Service Company as Issuers, and First Chicago Capital Markets,
              Inc., as Initial Purchaser filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, effective October
              29, 1997 and incorporated herein by reference

   4.3  **    Form of Series B Notes filed as Exhibit 4.4 to the Registrant's
              Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.1 ** Amended and Restated Credit Agreement dated as of July 9, 1997 by and among Venture Holdings Trust, certain Borrowing Subsidiaries (as defined therein), the Lenders party thereto and NBD Bank, as Agent filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.2 ** Corporate Opportunity Agreement, dated February 16, 1994, by and between Larry J Winget and Comerica Bank, as Indenture Trustee filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.2.1 **  Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as Exhibit
              10.2 for the benefit of the holders of the Issuers' 9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.3 ** License Agreement as to Proprietary Technologies and Processes dated July 2, 1997 between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit
              10.30 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   10.4 **    License Agreement as to Patents dated July 2, 1997 between Larry
              J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

   27.1 *     Financial Data Schedule
   ________________

   *    Filed herewith
   **   Previously filed