Form 10-K
period 1997-12-31
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1998-03-31
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1997


  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------

                     Commission file Numbers:  333-34475
                                             -------------


                             VENTURE HOLDINGS TRUST
             (Exact name of registrant as specified in its charter)
Michigan                            3714                             38-6530870
            (Primary standard industrial classification code number)

                                 VEMCO, INC.
Michigan                                                             38-2737797
                         VENTURE INDUSTRIES CORPORATION
Michigan                                                             38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
Michigan                                                             38-2556799
                            VENTURE LEASING COMPANY
Michigan                                                             38-2777356
                              VEMCO LEASING, INC.
Michigan                                                             38-2777324
                          VENTURE HOLDINGS CORPORATION
Michigan                                                             38-2793543
                            VENTURE SERVICE COMPANY
Michigan                                                             38-3024165

(State or other         (Exact name of registrant as            (I.R.S. Employer
jurisdiction of         specified in its charter)                Identification
incorporation or                                                   Number)
organization)

                               __________________
                              33662 James J. Pompo
                             Fraser, Michigan 48026
                                 (810) 294-1500
         (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    ------

The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                             VENTURE HOLDINGS TRUST
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                   PAGE #
                                                                                                   ------
PART I
     Item 1.   Business                                                                               2
     Item 2.   Properties                                                                             9
     Item 3.   Legal Proceedings                                                                      10
     Item 4.   Submission of Matters to Vote of Security Holders                                      11

PART II
     Item 5.   Market for the Registrant's Common Equity and Related Stockholders Matters             11
     Item 6.   Selected Consolidated Financial Data                                                   11
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             12
     Item 7a.  Quantitative and Qualitative Disclosures about Market Risks                            16
     Item 8.   Financial Statements and Supplementary Data                                            16
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   31

PART II.
     Item 10.  Directors and Executive Officers of Registrant                                         31
     Item 11   Executive Compensation                                                                 32
     Item 12   Security Ownership of Certain Beneficial Owners and Management                         33
     Item 13   Certain Transactions and Related Transactions
     Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                        37

SIGNATURES

                                     PART 1
ITEM 1.  BUSINESS
GENERAL
     Venture Holdings Trust (the "Trust") together with its wholly owned subsidiaries (each a "Subsidiary" and collectively the "Subsidiaries") is a leading systems integrator, designer and manufacturer of high quality molded and painted parts for automotive original equipment manufacturers ("OEMs") and other direct, or "Tier 1" suppliers. As used herein, "the Company" refers to the Trust and the Subsidiaries taken as a whole. The Company's products include both exterior and interior plastic components. Exterior components include such items as front and rear bumper fascias, body side moldings, claddings, fenders, grille opening panels and reinforcements, farings, wheel lips, spoilers, and large body panels such as hoods, sunroofs, doors and lift gates. Interior components include instrument panel systems, airbag covers, side wall trim, garnishment molding systems, door panels and consoles. The Company's principal customers include various divisions of General Motors Corporation ("General Motors" or "GM"), Ford Motor Company ("Ford"), Chrysler Corporation ("Chrysler") and a number of their various Tier 1 suppliers, such as Autoliv S.A., TRW Automotive Company, Textron Automotive Inc., a subsidiary of Textron Corporation, and Lear Corporation. In late 1997, Experience Management L.L.C. was formed as a wholly owned subsidiary of the Trust to assume the human resource obligations of the Trust.

     The table below sets forth information regarding the products produced by the Company:

                        COMPANY                                    PRODUCTS OR SERVICES
             ------------------------------               ----------------------------------
             Vemco, Inc....................               Exterior products, airbag
                                                          covers
             Venture Holdings Corporation..               Exterior products
             Venture Canada Ltd............               Exterior products
             Venture Industries Corporation               Interior products
             Venture Mold & Engineering
             Corporation...................               Design/build mold tooling for
                                                          company and outside customers
             Venture Service Company.......               Administrative services, mold
                                                          tooling repair to Subsidiaries and
                                                          related parties
             Venture Leasing Company.......               Leases mold machines and other
                                                          equipment to other Subsidiaries
             Vemco Leasing, Inc............               Leases mold machines and other
                                                          equipment to other Subsidiaries
             Experience Management L.L.C...               Human resource administration

     The Company is a full-service supplier and an industry leader in providing plastic components and in applying new design and engineering technology to reduce product development time. In recent years, the Company has placed particular emphasis on designing and manufacturing airbag covers and supplying components for higher growth sport utility, light truck, minivan and high volume car segments of the market, which the Company believes are less subject to the automotive industry's historical cyclicality.

     The Company believes that it is enhancing its competitive position to the OEMs and other Tier 1 suppliers by moving away from positioning itself exclusively as a component supplier to being a provider of complete interior and exterior systems, consisting of rapid design, engineering, prototyping, manufacturing and assembly expertise. The Company continuously strives to maintain what it believes to be an industry leading position, applying state-of-the-art design and engineering technology, and optical-based design techniques. The Company believes that early involvement in the design and engineering of new components affords the Company a competitive advantage in securing new business and provides its customers with innovative cost reduction opportunities through the Company's involvement in the coordination of the design, development and just-in-time manufacturing processes. The Company believes this competitive advantage is further enhanced by the Company's adoption of "lean manufacturing" and "Kaizen" philosophies that seek continuous improvement by identifying and eliminating waste, not only in the Company's operations, but also in those of its customers and suppliers.

     In 1996, the Company expanded its customer base and technology capabilities through strategic acquisitions. The acquisition of Bailey allowed the Company to expand its relationship into a Tier 1 supplier to Ford in North America. Moreover, the Bailey Corporation ("Bailey"), (now "Venture Holdings Corporation") acquisition and the acquisition of certain assets form Autostyle Plastics, Inc. ("Autostyle" or "Grand Rapids") offered the Company the ability to expand into compression molding technologies and to enhance its reaction injection molding (RIM) capabilities as well as the ability to leverage and provide new outlets for the Company's existing design, engineering and tooling capabilities.

     Venture Industries Corporation, the initial business which became part of the Company, was founded in 1973 by a group of individuals, including Mr. Larry
J. Winget ("Mr. Winget"). Mr. Winget is the only founder still involved with the Company. Venture Holdings Trust was established December 28, 1987 by Mr. Winget by agreement (the "Trust Agreement") with a financial institution as Trustee.

Effective October 19, 1993, Mr. Winget assumed the duties of sole Trustee (the "Trustee"). The Trust owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, each of the Subsidiaries.

     Mr. Winget is the sole beneficiary of the Trust. He has the power to terminate the Trust, but the Trust may only terminate upon his death, when certain obligations specified in the Trust Agreement are no longer outstanding or when the capital stock has been transferred to Venture Holdings Corporation in accordance with the terms of the Trust Agreement. Upon a termination of the Trust, the stock of the subsidiaries (other than Venture Holdings Corporation) will be distributed in accordance with the Trust Agreement. Mr. Winget may not transfer his beneficial interest in the Trust except in connection with a termination of the Trust or upon his death. Mr. Winget has limited authority to amend the Trust Agreement. The Trust cannot engage in any business or activity, except for agreements related to the outstanding indebtedness of the Company.

     Upon the death, disability, or unavailability of Mr. Winget, except for its administrative duties in connection with the holding of the assets of the Trust and receiving income on those assets, the successor Trustee may not take action with respect to the assets of the Trust without the prior consent of the "Special Advisor." Actions that the Trustee may not take without the prior consent of the Special Advisor include (i) borrowing money or incurring other obligations; (ii) disposing of the Trust assets; (iii) making loans to the subsidiaries of the Trust; (iv) making investments, except investment of funds in specified money-market funds; and (v) exercising any of its rights as a shareholder in the Subsidiaries of the Trust.

INDUSTRY TRENDS
     The Company's business is providing systems integration and plastic trim components to the OEM market. Although the Company sells replacement or service components to OEMs, it does not participate in the automotive aftermarket. The OEM market to which the Company sells its products consists of the design, engineering, development and production of exterior and interior plastic components to be used in the manufacture of new motor vehicles. The Company's inception, performance, growth, and strategy have been directly related to trends in the OEM market. Since the 1980s, Chrysler, Ford and GM have each outsourced an increasing percentage of their production requirements. The OEMs have also reduced the number of suppliers that may bid for new awards while insisting that the remaining participants assist OEMs in their attempts to accelerate new platform developments. Currently, OEMs are focusing on the development of long-term, sole-source relationships with more capable full-service suppliers. As a result of ever-increasing global competition, OEMs are continually upgrading their supplier policies. The OEMs are requiring suppliers to meet increasingly strict standards of quality, overall cost reductions and increased support for up-front design, engineering, project management and the ability to supply on a global basis. These requirements are continually accelerating the trend towards consolidation of the OEM supplier base which also involves a shift in capital investment requirements from the OEMs to the suppliers. For capable suppliers, this changing environment should continue to create the opportunity to grow by obtaining business previously awarded to competing suppliers.

     Competition for business within the Company's industry generally consists of a competitive selection process in which the OEM approaches one or several suppliers for an intended component with a conceptual design of the component as well as estimated production volumes and, in some instances, target prices. Discussions are held with each potential supplier concerning its ability to manufacture, engineer and design the component at a unit price quoted by the supplier. OEMs also have rigorous programs for evaluating and rating suppliers which encompass quality, cost control, reliability of delivery, new technology implementation and overall management leadership and structure which have resulted in a sharply reduced number of component suppliers. The supplier is generally selected to manufacture a component two to four years in advance of production. Once selected, a supplier works with the OEM's design team to design and develop a component which will satisfy the OEM's standards. The supplier is typically responsible for the design, production and necessary tooling, at negotiated fixed prices, required to manufacture the component on a sole source basis to meet requirements for a model year. In practice, model year purchase orders are typically renewed until the component is redesigned or eliminated due to a model change, which normally occurs every two to six years for cars and five to ten years for sport utility vehicles, light trucks and minivans. In recent years, there has been a change to award sole source life of the program contracts that cover components supplied for a particular model for the entire product life cycle in exchange for annual price reductions. Consequently, a supplier's ability to improve operating performance is somewhat dependent on its ability to reduce costs and operate more efficiently over the life of the program. The supplier is also at risk that the OEM will produce fewer units of the model than anticipated. In addition, the supplier must compete for new business to supply components for successor models, and as such, there is a risk that the OEM will not select the supplier to produce components on a successor model.

     The decision of OEMs to outsource an increasing number of components is another area of potential growth for component suppliers. Domestic OEMs have continued to increase the outsourcing of components and subassemblies from internal divisions to outside suppliers. OEMs benefit from outsourcing because outside suppliers generally have significantly lower cost structures and shorter development periods, thus allowing the OEMs to focus on overall vehicle design, assembly and consumer marketing.

     The combined pressures of cost reduction, fuel economy enhancement, durability, design flexibility and environmental concerns have caused automotive manufacturers to concentrate their efforts on developing and employing lower cost, lighter materials, which can be recycled. As a result, plastic content in motor vehicles has grown significantly. This trend towards the use of plastic in exterior and functional components has been driven by innovations in molding and painting technologies, which have improved the performance and appearance of molded plastic components, and improvements in materials and manufacturing technologies which have a lower cost. In addition, because plastic components can be more readily redesigned than steel components, OEMs are able to rapidly and less expensively alter a vehicle's appearance through the use of plastics. Due to lower up front tooling costs, plastic generally has an advantage over steel for low volume production runs. Coupled with the industry trend towards short production runs, this should lead to increased plastic content per vehicle. Increasingly, automobile designs require large, plastic, molded assemblies for both the interior and exterior. Although, for interior trim applications, substitution of plastic for other materials is largely complete, interior applications which allow OEMs to enhance a vehicle's appearance in cost-effective ways may grow. The use of plastics continues to increase for exterior applications. As an example, compression molding, compared to steel, is gaining favor for its light weight, lower-cost tooling and its ability to consolidate a number of parts into one piece. Trucks, both pick-up and heavy-duty models, represent a potential area for significant growth for compression molding.

     The OEM supplier industry is highly cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. There can be no assurance that the automotive industry, for which the Company supplies components and systems, will not experience downturns in the future. An economic recession typically impacts substantially leveraged companies such as the Company more than similarly situated companies with less leverage. A decrease in overall consumer demand for motor vehicles, in general, or specific segments, could have an adverse effect on the Company's financial condition and results of operations.

BUSINESS STRATEGY
     The Company's business strategy is to capitalize on current conditions and anticipate future automotive industry trends in order to supply an increasing number of components to its existing OEM and Tier 1 supplier customers as well as to expand these customer bases. The Company believes that the principal sources for continued growth and increased market share lie in (i) capitalizing on its engineering and design capabilities; (ii) expanding its capabilities to provide integrated interior and exterior systems; and (iii) emphasizing its status as a manufacturer of high quality components for North American OEMs. The Company believes the key elements of achieving this strategy are the following:

     Provide Full-Service Program Capability. In response to the evolving purchasing and manufacturing policies of its OEM customers, the Company has developed comprehensive full-service capabilities, including component research, design and engineering, prototype production, tooling, manufacturing and assembly. As the OEMs have focused increasingly on shortening vehicle design and production cycles and reducing design and production costs, suppliers who have the ability to take an idea or design from concept to mass production ("art to part") are being involved earlier in the process and are being selected as sole-source suppliers for vehicle components. This evolution of the OEM relationship into strategic partnerships provides a significant advantage to strong existing suppliers, such as the Company, in retaining existing contracts as well as participating during the design phase for new vehicles, which is integral to becoming a supplier to such new platforms.

     The Company has made a substantial commitment to product technology and product design, including establishing an Advanced Engineering and Design Center, integrating the use of CAD/CAM, and the latest optical design technology to rapidly and cost-effectively replicate and modify existing designs as well as develop new prototypes. The Company believes its participation with customers in the early phases of product design has enabled it to provide better product quality at a lower cost in a shortened development period.

     Supply Highly Engineered, High Value-Added Components. The Company has, over the past several years, changed its marketing emphasis to include its advanced engineering capabilities to supply more highly engineered components. These components are more difficult for a customer to produce in-house and are difficult for a competitor to replicate due to the substantial up-front investment and the specialized design and engineering required. The Company believes that the number of companies that have the ability to participate in the concept and design of a component and have efficient manufacturing operations to competitively manufacture complex components, such as instrument and door panel assemblies, is limited. This affords the Company the opportunity to supply an increasing number of components to existing customers and will offer it opportunities to expand its customer base.

     Enhance Position as a Full Service Provider of Exterior and Interior Plastic Trim. The Company believes that it is one of only a small number of companies that can provide its customers with not only a full-service program capability but also a wide array of alternative plastic molding technologies. The Company possesses the latest technologies associated with thermoplastic injection molding, compression molding and RIM. By possessing a wide range of plastic design and manufacturing technologies, the Company is able to distinguish itself from its competition by offering the process that will best meet the customers' needs, while often lowering design and production costs and shortening the product development cycle.

     Develop and Manufacture High Quality Products. The Company believes it maintains an excellent reputation with the OEMs for providing world class quality and customer service at competitive prices. Quality levels are currently being standardized across OEMs through the QS-9000 program, which is expected to lower the cost of maintaining separate quality programs. As of the date hereof, all of the Company's operating facilities have received or have been recommended for QS-9000 certification.

     Emphasize Continuous Improvement. The Company follows "lean manufacturing" and "Kaizen" philosophies that seek continuous improvement by identifying and eliminating waste in its own operations and in those of its customers and suppliers. These philosophies emphasize employee involvement in all phases of the Company's operations.

     Provide Just-in-Time Delivery/Sequential Shipping. As OEMs have moved to just-in-time inventory management, the timeliness and reliability of shipments by their suppliers have become increasingly important. The Company also offers its customers sequential shipping, in which components are sent to automotive OEMs in the specific order in which the vehicles are assembled, based on as little as two hours' lead time. The Company believes it has established a reputation as a highly reliable and timely supplier able to meet its customers' demanding delivery requirements.

     Increase its Global Presence. The Company and affiliated companies have established a presence in Canada, Australia, Asia, Africa and Europe in order to serve customers on a global basis. Although the affiliated companies are outside of the Trust, they are owned by Mr. Winget and use the Venture name. This global presence has allowed the Company to leverage the Venture name as General Motors, Chrysler, Ford and other Tier 1 suppliers make parts sourcing decisions to award purchase orders to companies with world-wide capabilities. Through these relationships, the Company has also established relationships with new customers, such as BMW or Mercedes. The affiliated companies, in turn, have provided, and are expected to provide, significant new outlets for the Company's existing design, engineering and tooling capabilities. The Company or other affiliated companies intend to continue to expand in foreign markets to meet the OEMs' evolving global needs, either directly or as a supplier of design services and molds to its affiliated companies.

     Make Strategic Acquisitions. In recent years, OEMs have instituted tighter quality, manufacturing, delivery and systems requirements which have resulted in consolidation of the automotive supplier industry. Through strategic acquisitions or joint ventures, the Company believes it can further leverage its capabilities and relationships with existing customers by adding complementary products and manufacturing processes. The Company also intends to pursue acquisitions which offer an entree to new customers and to expand or enhance its customer base. The Company believes that the continuing supplier consolidation may provide attractive opportunities to acquire companies which can be improved economically through cost cutting, lean manufacturing techniques and use of existing tooling and design capabilities. Historically, the Company has financed acquisitions with debt and would expect to do so in the future. As such, this aspect of the Company's business strategy may be limited by provisions of current or future indebtedness. As of the date hereof, the Company does not have any agreements or understandings with respect to specific acquisitions or joint ventures.

PRINCIPAL PRODUCTS
     The Company produces thermoplastic injection molded, compression molded and RIM plastic parts primarily for OEMs and other Tier 1 suppliers. The production of many of the Company's components requires sophisticated technology and considerable manufacturing expertise. The Company utilizes two component paint technology, including soft-touch paints for interior applications (principally air bag covers and interior consoles), as well as base coat and clear coat paints applied to exterior components including fascias, fenders, lift gates, wheel lips, spoilers and side moldings. The Company's side wall hard trim components, scuff plates and seat back trims are molded in color. Vinyl and cloth wrapping techniques are used to manufacture the Company's instrument panels, side wall hard trim components consoles and door panels. The Company also emphasizes complex products, such as instrument panels, which require the integration of multiple components, including ash trays and glove compartments, into complete sub-assemblies.

     The following sets forth information about the Company's automotive products and vehicle models on which they are used or for which the Company has been awarded business.


                                                                                                      AWARDED BUSINESS ON
   COMPONENT           OEM/CUSTOMER                    1998 PRODUCTION(A)                             FUTURE PRODUCTION(B)
--------------       ---------------       ---------------------------------------------        ------------------------------
Interior Trim        General Motors        Achieva, Blazer, Cadillac S5S,  STS, Cavalier,        Century, Regal, Skylark,
                                           Century, Express/Savana Van, Lumina, Park             GM Small Sport Utility
                                           Avenue, Regal, Skylark, Sunfire
                     Ford                  Continental, Escort, Mountaineer, Taurus,
                                           Thunderbird
                     Chrysler              B Van, Breeze, Cirrus, Concorde, Grand                B Van, Cherokee, Breeze,
                                           Cherokee, LHS, Intrepid, Stratus, Wrangler            Cirrus, Stratus, PT
                     DEPCO                 Bonneville, LeSabre, Olds 88

                       Finley                                                                       Beauville
                       Industries
                       Lear                 Chrysler Ram 150/350 Pickup, Viper, Windstar
Instrument and         General Motors       Corvette, Olds 88
Door Panels/           Ford                 Continental
Assemblies             Chrysler                                                                     Jeep Cherokee, B Van
Airbag Covers          Autoliv              Breeze, Caravan, Cirrus, Mazda 626, Sable,              Accord, Cobra, Civic, Dodge
                                            Taurus, Town Car, Stratus, Town & Country,              Ram, Grand Am, GM S5S,
                                            Voyager                                                 Mustang, Mazda MX6,
                                                                                                    Mercedes, PACCAR, Probe,
                                                                                                    Subaru, Volkswagen
                       TRW                  Continental, Cougar, Mark VIII, PN96, Ranger,
                                            Ram Pickup, Thunderbird, Windstar
Cladding/              General Motors       Astro Van, Blazer, Bonneville, Cavalier, Century,       Cutlass, Malibu, Yukon
Exterior                                    Corvette, Grand Am, Grand-Am GT,
                                            Grand Prix, DeVille, Eldorado, Seville, STS,
                                            Intrigue, Lumina, Monte Carlo, Olds 88, Opel,
                                            Regal, Safari, Saturn, Silhouette, Skylark,
                                            Sunfire, Transport, Yukon, Express/Savana Van,
                                            Venture
                       Ford                 Econoline Van, Escort, Explorer, Expedition,            Mustang, Explorer
                                            F-Series Pickups,  Mustang, Navigator, Nissan
                                            Quest, Ranger, Villager, Windstar
                       Chrysler             B Van, Dakota, Durango, Eclipse, Minivan, Viper         Dakota, Prowler, Viper
                       Dott                 Bravada
                       Freightliner         Truck
Fascias                General Motors       Astro, DeVille, Eldorado, STS, Seville, LeSabre,
                                            Safari, Transport, Opel, Tahoe, Venture, Yukon,
                       Ford                 Expedition, F-Series Pickup,  Explorer                  Ranger, Explorer
                       Isuzu                Rodeo, Honda                                            Rodeo
Functional             General Motors       Blazer, Delphi-AC Spark Plug, G Van,
Components                                  Express/Savana Van, Seville, Skylark
                       Ford                 Escort, Mustang, Mystique, Navigator                    Econoline Van, F-Series
                                                                                                    Pickups, PHN131-Sport
                                                                                                    Utility, Jaguar
Miscellaneous          Bombardier           Sea Doo, Ski Doo                                        SkiDoo
Non-Automotive         Club Car             Golf Cart bodies

(a)  Represents models for which the Company will produce products in 1998.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

     For the year ended December 31, 1997 and 1996, as a percentage of net sales, interior components accounted for approximately 15% and 35%, exterior components accounted for 70% and 55%, and tooling accounted for 15% and 10%, respectively. No single component accounted for in excess of 5% of net sales during such periods.

CUSTOMERS AND MARKETING
     The Company competes in the global OEM supplier industry, which is characterized by a small number of OEMs which are able to exert considerable pressure on OEM suppliers. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. Although the Company has purchase orders from such customers, such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products and the purchase orders may be canceled by the OEMs. However, the Company believes that cancellation of purchase orders is rare, due, in part, to the OEM production interruptions likely to be caused by changing suppliers.

     The North American automotive market is dominated by General Motors, Ford and Chrysler, although foreign OEMs have achieved significant market share. The Company's principal customers are General Motors, Ford and Chrysler and other Tier 1 suppliers, such as Autoliv, S.A., TRW Automotive Company, Textron Automotive Inc. a subsidiary of Textron Corporation and Lear

Corporation. While a large percentage of the Company's sales are derived from General Motors, Ford and Chrysler, the Company maintains a diversity of volume among the various divisions of the OEMs, and is further diversified by its position as a supplier for a number of high volume vehicle platforms manufactured by those divisions. The Company continues to pursue opportunities with foreign-based OEMs with North American operations. Beginning with the 1998 model, the Company supplies fascias on the Isuzu Rodeo along with a companion vehicle assembled in the United States for Honda. In addition, the Company will supply air bag covers for the Honda Accord and Civic. The Company's non-automotive customers include Club Car, Inc. (golf cart bodies and cowls) and Bombardier, Inc. (Ski Doo and Sea Doo bodies).

     The approximate net sales and percentage of net sales to the Company's principal customers and customer categories for the years ended December 31, 1994 through 1997 are shown below (dollars in millions):


                             Year Ended December 31,
                        ---------------------------------
                          1997        1996        1995
                        ---------   ----------  ---------
 Customer                $     %     $     %     $     %
---------
General Motors........  $248   40%  $145   41%  $123   49%
Ford(1)...............   170   27     57   16     --   --
Chrysler..............    47    8     41   12     56   22
Foreign OEM's.........    44    7     --   --     --   --
Tier 1 Suppliers to
 OEMs.................    81   13     81   23     62   25
Other Non-Automotive..    34    5     28    8     10    4
                        ----  ---   ----  ---   ----  ---
  Total...............  $624  100%  $352  100%  $251  100%
                        ====  ===   ====  ===   ====  ===

(1) Prior to 1996, sales to Ford were not significant and are included under sales to Tier 1 suppliers.

     OEM customers are also able to exert considerable pressure on component and system suppliers to reduce costs, finance tooling, improve quality and provide additional design and engineering capabilities.

     The Company's sales are made directly to the OEMs with marketing and customer support assistance provided by an affiliated company, wholly owned by Mr. Winget, and by other unaffiliated entities. See "Certain Transactions and Related Transactions."

ENGINEERING AND DESIGN
     The Company believes that its state-of-the-art technology, experienced engineering and technical staff and reputation for product innovation are major factors contributing to its market position.

     Technology. The Company utilizes state-of-the-art technology to improve product quality, increase price competitiveness and reduce product development time. The Company's design and manufacturing technologies include integrated CAD/CAM; computer-aided optical scanning and proprietary manufacturing systems; gas-aided injection molding technology ("GAIN"); and two component paint technology, including soft-touch paints for interior applications (principally air bag covers and consoles). With the aid of its integrated computer design systems and the introduction of optical scanning prototyping equipment, the Company has significantly reduced the amount of time required to create a prototype part and ultimately a production component. This process not only reduces development time but also improves the accuracy of product and mold tolerances. Further, the Company's advanced systems allow hundreds of design solutions to be visualized and ergonomically tested quickly and easily, facilitating product design and manufacturing.

     Engineering and Technical Staff. The Company maintains an advanced engineering center and quality assurance center, along with an engineering and technical staff which generates ideas for new parts and extensions of existing lines. The Company's engineering and technical staff work closely with the Company's OEM customers to help design and develop new products, to ensure high quality and coordinate development with the manufacture of new vehicles. The design and engineering staff also provides suggested design and material changes to the OEMs.

     The Company maintains laboratories dedicated to product development, tryout and production certification issues. The Company does not conduct research and development activities in the experimental or laboratory sense, and any costs for these activities are expensed as incurred. These laboratories are certified for use by General Motors, Ford and Chrysler. In its tryout facility, five molding machines are dedicated to simulate the manufacturing environment.

PRODUCTION CONTROL, MANUFACTURING AND QUALITY
     Due to the evolving purchasing and manufacturing policies of the OEMs, production control has emerged as the critical factor for coordinating and integrating the customers' requirements with the Company's scheduling and manufacturing processes.

     Responding to these changes, the Company has developed and incorporated the principles of "lean manufacturing" and "Kaizen" into its manufacturing operations. These programs establish a work environment which encourages employee involvement in identifying and eliminating waste. The Company's operations are structured flexibly to respond to the demands of different product runs and changing product delivery requirements while increasing production efficiency. Additionally, the Company relies on the quality and training of its work force and, when appropriate, automation, to reduce costs.

     The Company's plastic components have sophisticated tooling requirements, the costs of which are generally billed to the customer at pre-authorized levels. Development of the tooling typically begins approximately two to three years before production, after being selected by the customer to develop a particular component or assembly. At that time, the Company commences its tooling design and development work and accumulates in inventory the costs incurred. The production tooling is ordered generally one year prior to production. The Company supplies substantially all of its tooling requirements from its own tooling operations.

RAW MATERIALS
     The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene (including thermoplastics), polycarbonate, acrylonitrile-butadiene-styrene, fiberglass reinforced polyester, PET and TPU; a variety of ingredients used in the compression molding process; paint related products; and steel for production molds. Although all of these materials are available from one or more suppliers, the Company's customers generally specify materials and suppliers to be used by the Company in connection with a specific program. The Company procures most of its raw materials by issuing purchase orders against one-year supply agreements under which the Company's annual needs for such materials are estimated. Releases against such purchase orders are made only upon the Company's receipt of corresponding orders from its customers. The Company has not experienced raw material shortages, although there can be no assurance that the Company will not experience raw material shortages in the foreseeable future.

COMPETITION
     The industry in which the Company competes is highly competitive. Competition generally occurs on the basis of product groups. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, many of which are larger than the Company. Some of the Company's competitors include Magna International, Cambridge Industries, Inc., LDM, Inc., Buckeye Plastics, a division of Worthington Industries, Textron Automotive Inc., a subsidiary of Textron Corporation, The Becker Group, Inc., Lear Corporation, Finley Industries, The Budd Company plastic division, the Prince division of Johnson Controls, Inc., and United Technologies Automotive division, plus a large number of smaller competitors. In addition, the Company's business is increasingly competitive due to supplier consolidations resulting from OEM supplier optimization policies and the spin-off by OEMs of formerly in-house plastics manufacturing facilities. However, these consolidations and divestitures should benefit the Company's product pricing in the future as former marginal competitors are removed and the former in-house facilities must now compete independently.

     The Company competes on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation, product testing capability and its ability to reduce the time from concept to mass production ("art-to-part"). The Company believes that as OEMs continue to strive to reduce new model development cost and timing, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors and are areas where the Company believes that it is well positioned to compete. There can be no assurance, however, that the Company will be able to continue to compete successfully in this environment.

     Some of the OEMs have adopted supplier management policies designed to strengthen their supply base. These policies include designating only some of the suppliers as preferred future suppliers and, in some cases, encouraging new suppliers to begin to supply selected product groups. The Company is such a supplier to Chrysler and to Ford.

EMPLOYEES
     At December 31, 1997, the Company employed approximately 4,100 persons. The Company has approximately 830 hourly persons at the Seabrook, New Hampshire and Lancaster, Ohio facilities, who are covered by collective bargaining agreements with the United Auto Workers. The Lancaster contract, representing about 8% of the workforce, was renewed for a four year term, ending June 2001 during 1997, and the Seabrook contract, representing about 12% of the workforce, expires in 1999. The Company has started discussion with the union regarding a new contract at Seabrook. In 1996, there was a union election at Vemco, Inc. The results of that election are being held pending resolution of challenged ballots and election objections. The Company has not experienced any work stoppages and considers its relations with its employees to be good. However, many of the Company's OEM and Tier 1 supplier customers and other suppliers to the Company's customers are unionized, and work stoppages, slow-downs or other labor disputes experienced by, and the labor relations policies of, OEMs and other Tier 1 suppliers could have an adverse effect on the Company's results of operations.

PATENTS
     The Company has the right to use various patents which aid in maintaining its competitive position. These patents begin to expire over the next 15 years. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

ENVIRONMENTAL
     The Company's operations are subject to numerous federal, state and local laws and regulations pertaining to the generation and discharge of materials into the environment. The Company has taken steps related to such matters in order to minimize the risks of potentially harmful aspects of its operations on the environment. However, from time to time, the Company has been subject to claims asserted against it by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims relate to properties or business lines acquired by the Company after a release had occurred. In each known instance, however, the Company believes that the claims asserted against it, or obligations incurred by it, will not result in a material adverse effect upon the Company's financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

     Estimates of the costs of future compliance with environmental laws are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 1997, the Company had a reserve of approximately $0.9 million to address the known issues and for known compliance monitoring activities that may be incurred. It is possible that final resolution of some of these matters may require the Company to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the reserve is recorded, the Company believes that any resulting adjustment should not materially affect its consolidated financial position.

ITEM 2.  PROPERTIES
     The Company's executive offices are located in Fraser, Michigan. Molding operations are conducted at fourteen facilities in Michigan, Ohio, Kentucky, Indiana and New Hampshire. The utilization and capacity of the Company's facilities may fluctuate based upon the mix of components the Company produces and the vehicle models for which they are being produced by the Company. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs through the 2000 model year.

     The following table sets forth certain information concerning the Company's facilities.


                         SQUARE   TYPE OF    DESCRIPTION
 LOCATION                FOOTAGE  INTEREST   OF USE
---------                -------  --------   ------
MICHIGAN
 Masonic Facility......  178,000  Leased(1)  Molding, Mold Fabrication and Repair
 Malyn Complex.........   23,000  Leased(1)  Molding
                          22,000  Leased(1)  Molding
                          18,000  Owned      Warehouse
 Technical Center......   56,000  Owned      Headquarters, Laboratory, Tryout, Mold
                                             Fabrication
 Commerce Facility.....   24,000  Leased(1)  Mold Fabrication and Repair
 Doreka Center.........    6,000  Leased     Design and Engineering
 Grand Blanc Facility..  365,000  Owned      Molding, Painting, Assembly
 Grand Rapids Complex..  440,000  Leased     Molding, Painting, Assembly
                         125,000  Leased     Assembly Warehouse
                          85,000  Leased     Warehouse, Shipping
 Harper Facility.......  180,000  Leased(1)  Molding, Painting, Assembly
 Groesbeck Facility....  128,000  Owned      Molding
 Service Center........   20,000  Leased     Administrative Services
 Almont Facility.......   10,000  Leased(1)  Mold Fabrication and Repair
 Troy Center...........   10,000  Leased     Mold Fabrication
 Hillsdale Facility....  119,000  Owned      Molding, Painting, Assembly
 Redford Facility......   22,000  Leased(1)  Mold Fabrication
 Allen Park Center.....   26,000  Leased     Sales, Design, Engineering
KENTUCKY
 Hopkinsville Complex..  104,000  Leased(2)  Molding, Painting, Assembly
                          80,000  Leased     Warehouse
NEW HAMPSHIRE

 Seabrook Facility...........  390,000  Owned   Molding, Painting, Assembly
WALLACEBURG, ONTARIO, CANADA
 Venture Canada Facility.....   35,000  Owned   Painting and Assembly
OHIO
 Conneaut Facility...........  183,000  Leased  Molding, Painting, Assembly
 Lancaster Facility..........  156,000  Owned   Molding, Painting, Assembly
INDIANA
 Madison Facility............   71,000  Owned   Painting and Assembly
 Hartford City Facility......  116,000  Owned   Molding and Assembly
 Portland Facility...........  120,000  Owned   Molding and Painting (inactive)

(1) Leased from an affiliate of the Company. See "Certain Transactions and Related Transactions."
(2)  Capital Lease on which the Company executed  purchase option in January
     1998.

     In addition to the above facilities, the Company relies upon certain affiliated companies, which are owned or controlled by Mr. Winget, to provide facilities, machinery and equipment, technology or services to the Company that are necessary for it to be a full service supplier. Deluxe Pattern Company ("Deluxe"), a company wholly owned by Mr. Winget's living trust, makes available to the Company a 30,000 square foot advanced design and model building facility under a usage agreement. In addition, Venture Automotive Corp. ("VAC"), a company wholly owned by Mr. Winget's living trust, operates a 208,000 square foot facility in Flint, Michigan at which it performed services for the Company which included sequencing and value-added assembly of parts. Some of the services previously performed by VAC have now been contracted to MAST Services, LLC, in which N. Matthew Winget, Mr. Winget's son, owns a minority interest. In addition, the Company has subcontracted certain work to Nova Corporation ("Nova"), a business in which Mr. Winget has a significant equity interest.

ITEM 3.  LEGAL PROCEEDINGS
     The Company is a party to several legal proceedings incidental to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

     In December of 1997, the Company settled the litigation with the contractor that built the paint line at Vemco, Inc. for $2.0 million, $0.8 million was as a reduction to the carrying value of the paint line and $1.2 million was recorded as miscellaneous income.

     Environmental Matters. The Company's operations are subject to numerous federal, state and local laws and regulations pertaining to the generation and discharge of materials into the environment. The Company has taken steps related to such matters in order to minimize the risks of potentially harmful aspects of its operations on the environment. However, from time to time, the Company has been subject to claims asserted against it by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims relate to properties or business lines acquired by the Company after a release had occurred. In most instances the Company is only one of a number of PRP's who may be found jointly and severally liable for remediation cost at 5 sites involved in the foregoing matter at December 31, 1997. Reserves for environmental matters totaled approximately $1.3 million and $0.9 million at December 31, 1996 and 1997 respectively. In each known instance, however, the Company believes that the claims asserted against it, or obligations incurred by it, will not result in a material adverse effect upon the Company's financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required. The Company periodically evaluated and revises estimates for environmental reserves based upon expenditures against established reserve and the availability of additional information. The agreement pursuant to which the Company acquired Bailey does not contain indemnification provisions in favor of the Company with respect to environmental matters. Bailey did, however, have certain indemnifications in their favor with respect to environmental matters.

     As previously reported, the Company was involved in discussions with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from the Company's Grand Blanc paint facility. On February 23, 1998, the Attorney General of the State of Michigan along with the MDEQ initiated in state court legal proceedings alleging violations of the current permits regarding the level of emissions and odors discharged from the facility. These proceedings seek and may result in the imposition of civil penalties of up to $10,000 per day, the total amount is not reasonable to estimate given the current status of the proceeding. Emissions levels are being evaluated, as part of the proceedings, and it is probable that the Company will be required to improve its systems to meet applicable requirements. Although it is not anticipated that the improvements will require substantial expenditures by the Company, there can be no assurances that such will be the case.

     Estimates of the future cost of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when the loss is probable and reasonably estimable. It is possible that final resolution of some of these matters may require the Company to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the reserve is recorded, the Company believes that any resulting adjustment should not materially affect its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     Not Applicable

                                    PART II
ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS MARKET INFORMATION
     All of the Subsidiaries capital is owned by the Trust, of which Mr. Winget is the sole beneficiary, thus there is no market for the stock.

DIVIDENDS
     No dividends were declared in 1997 or 1996. The Company is restricted by certain debt covenants from paying dividends except for distribution related to the payment of taxes by the beneficiary of the Trust related to the results of operation of the Company and its Subsidiaries.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
     The selected consolidated balance sheet data and income statement data presented below as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997, are derived from the Company's consolidated financial statements, audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with the Company's audited financial statements and notes thereto included elsewhere herein. The selected consolidated income statement data and balance sheet data presented below as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994, are derived from the Company's audited consolidated financial statements not included herein.


                                                               YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                 1997       1996        1995       1994       1993
                                                 ----       ----        ----       ----       ----
                                                            (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA(1)(2):
 Net sales......................................  $624,113   $ 351,777   $251,142   $244,112   $205,567
 Cost of products sold..........................   521,361     302,940    211,262    199,717    163,521
  Gross profit..................................   102,752      48,837     39,880     44,395     42,046
 Selling, general and administrative expense....    57,217      26,588     20,129     19,200     15,523
 Payments to beneficiary in lieu of taxes(3)....       472         666        577      3,405      1,177
 Income from operations.........................    45,063      21,583     19,174     21,790     25,346
 Interest expense...............................    30,182      19,248     15,032     14,345     11,158
  Net income before extraordinary items and
   taxes........................................    14,881       2,335      4,142      7,445     14,188
 Net extraordinary loss on early retirement of
  debt..........................................        --       2,738         --         --      4,066
  Net income (loss) after extraordinary items...    14,881        (403)     4,142      7,445     10,122
 Tax provision(4)...............................     3,358         336         --         --         --
  Net income (loss).............................    11,523        (739)     4,142      7,445     10,122
 Ratio of earnings to fixed
  charges(5)....................................      1.5X         1.2x       1.3x       1.7x       2.2x


OTHER FINANCIAL DATA:
 EBITDA(6)......................................  $ 77,682   $  44,877   $ 35,819   $ 39,265   $ 38,611
 Depreciation and amortization..................    32,147      22,628     16,068     14,070     12,088
 Capital expenditures...........................    33,012      64,593     20,339     22,798     19,413
 Net cash provided by (used in):
  Operating activities...........................  (13,058)     35,003     10,950     (3,066)    19,422
  Investing activities...........................  (37,093)   (121,547)   (20,339)   (22,798)   (19,413)
  Financing activities...........................   36,192      82,976       (655)    53,643     (4,487)
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital................................ $125,101   $  83,403   $ 74,354   $ 85,258   $ 32,291

     Property, plant and equipment -- net..     205,765  201,035  116,299  111,472  102,277
     Total assets..........................     524,122  498,067  231,602  234,435  166,578
     Total debt............................     336,188  299,996  152,463  153,118   94,957
     Trust principal.......................      64,282   52,759   53,498   49,356   41,911

(1) The Trust operates as a holding company and has no independent operations of its own. Separate financial statements of the Trust and each Subsidiary have not been presented because the Company does not believe that such information would be material to an investment decision.

(2) The results for 1996 include the operations of Bailey from August 26, 1996, and of Venture Grand Rapids from June 3, 1996.

(3) The Company makes payments to the beneficiary of the Trust in amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries that have elected "S" corporation status under the Code. For all the years presented, the Company paid the beneficiary compensation in lieu of a distribution of Trust principal for such purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) This provision relates solely to Venture Holdings Corporation, formerly Bailey and its subsidiaries (see Note 2 above). Other significant subsidiaries of the Trust have elected "S" corporation status under the Code and, consequently, the Company does not incur liability for federal and certain state income taxes for these subsidiaries. Upon termination of the Trust, the S elections may terminate and the corporation succeeding the Trust according to the terms of the Trust would be subject to income tax.

(5) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before extraordinary items and fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized; (ii) amortization of debt discount and debt financing costs; and (iii) the portion of rental expense that management believes is representative of the interest component of rental expense.

(6) EBITDA represents income from operations before deducting taxes, depreciation, amortization, interest and Trust Tax Distributions (as defined in the Indenture). EBITDA is not presented as an alternative to net income, as a measure of operating results or as an indicator of the Company's performance, nor is it presented as an alternative to cash flow or as a measure of liquidity, but rather to provide additional information related to debt service capacity. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability. EBITDA, while commonly used, is not calculated uniformly by all companies and should not be used as a comparative measure without further analysis, nor does EBITDA necessarily represent funds available for discretionary use. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity and operating results

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

     The following discussion and analysis contains a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; control and the level of affiliated transactions.

     The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.


                         AS A PERCENTAGE OF NET SALES
                         ----------------------------
                           YEARS ENDED DECEMBER 31,
                           -----------------------


                                                   1997    1996     1995
                                                   ----    ----     ----
     Net sales...................................  100.0%  100.0%   100.0%
     Cost of products sold.......................   83.5    86.1     84.1
                                                   -----   -----    -----
     Gross profit................................   16.5    13.9     15.9
     Selling, general and administrative expenses    9.2     7.6      8.0
     Payments to beneficiary in lieu of Trust
     distributions...............................    0.1     0.2      0.2
                                                   -----   -----    -----
     Income from operations......................    7.2     6.1      7.7
     Interest expense............................    4.8     5.4      6.0
                                                   -----   -----    -----
     Income before extraordinary items and taxes.    2.4     0.7      1.7
     Extraordinary loss on retirement of debt....     --     0.8       --
                                                   -----   -----    -----
     Income (loss) before taxes..................    2.4    (0.1)     1.7
     Tax provision...............................    0.5     0.1       --
                                                   -----   -----    -----
     Net income (loss)...........................    1.9%   (0.2)%    1.7%
                                                   =====   =====    =====

     On June 3, 1996, the Company acquired certain assets from AutoStyle and entered into a capital lease for all of AutoStyle's plant, property and equipment located in Grand Rapids, Michigan and Hopkinsville, Kentucky. Simultaneously, the Company entered into a long-term supply agreement with General Motors for substantially all of AutoStyle's former business at revised prices.

     On August 26, 1996, the Company purchased all of the outstanding stock of Bailey, an OEM supplier to General Motors, Ford and Chrysler.

     The subsidiaries of the Trust that had conducted the business of AutoStyle and Bailey were merged or otherwise consolidated with the other subsidiaries and such former subsidiaries' separate existence ceased during the third quarter.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
     The period to period comparisons are substantially effected by the acquisitions of Bailey and AutoStyle ("Grand Rapids"). The operations of these acquisitions have been and continue to be rationalized among the various manufacturing facilities to optimize plant capacity and utilization.

     Net sales increased $272.3 million for the year ended December 31, 1997, or 77.4%, to $624.1 million, compared to net sales of $351.8 million for the year ended December 31, 1996. The increase in net sales was primarily the result having the benefit of a full year of the Bailey and Grand Rapids operating sales. The operating sales for 1996 represented only the activities subsequent to the acquisitions. The following table explains the changes (in millions).


                         NET SALES YEAR
                       ENDED DECEMBER 31,
                       ------------------
                       1997         1996         INCREASE
                       ----         ----         --------
   Bailey            $ 224.8      $  72.6         $ 152.2
   Grand Rapids         96.5         38.9            57.6
   Comparable          302.8        240.3            62.5
                     -------      -------         -------
   Total             $ 624.1      $ 351.8         $ 272.3
                     =======      =======         =======

     Sales were less in the last half of the year than were expected for the Chrysler LH due to a slow new model changeover.

     Gross profit for the year ended December 31, 1997 increased $53.9 million, or 110.4%, to $102.7 million compared to $48.8 million for the year ended December 31, 1996. As a percentage of operating sales, gross profit increased from 13.9% to 16.5% for the year ended December 31, 1997, which was in part due to the increased volumes associated with product rationalizations among the facilities and cost cutting efforts at Bailey. However, gross profit was unfavorably impacted by new model introductions and launch costs in the third and fourth quarter which are expected to continue until the middle of the first quarter of 1998. Gross profits continue to be under pressure attributable to selling price reductions, as OEMs continue to expect annual productivity improvements on the part of their suppliers. In addition the Company's sales are shifting more to use the injection molding process, which traditionally have had higher margins. During the fourth quarter certain reserves were reevaluated and reduced by $2.8 million reflecting changes in circumstances and estimates and were recorded as reductions in cost of products sold.

     Selling, general and administrative expenses increased $30.6 million, or 115.2%, for fiscal 1997 to $57.2 million, compared to $26.6 million in fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 9.2% for the year ended December 31, 1997, compared to 7.6% in 1996. The increase is generally due to the acquisition of Bailey and the attendant cost of its operations.

     Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation status, totaled $0.5 million and $0.7 million in fiscal 1997 and 1996, respectively. These amounts were paid as compensation rather than as distributions of Trust principal.

     As a result of the foregoing, income from operations in the year ended December 31, 1997 increased $23.5 million, or 108.8%, to $45.1 million, compared to $21.6 million in fiscal 1996. As a percentage of net sales, income from operations increased to 7.2% in fiscal 1997 from 6.1% in fiscal 1996.

     Interest expense increased $10.9 million to $30.2 million in fiscal 1997 compared to $19.2 million in fiscal 1996. The increase is the result of the senior credit agreement entered into on August 26, 1996 to fund the Bailey acquisition, subsequent refinancing and issuance of $205 million senior notes in the third quarter of 1997 and increased working capital needs.

     Due to the foregoing, net income for the year ended December 31, 1997 increased $12.2 million, to $11.5 million compared to $(0.7) million for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
     Net sales for the year ended December 31, 1996 increased $100.7 million, or 40.1%, to $351.8 million, compared to net sales of $251.1 million for the year ended December 31, 1995. The increase in net sales was primarily the result of the acquisition of Bailey. Specifically, Bailey accounted for $72.6 million and Grand Rapids for $38.9 million of the increase offset by a $10.8 million decrease in comparable operating sales. These increases offset reductions in net sales resulting from the discontinuance of the Chrysler ZJ fascias after the second quarter of 1995, Buick LeSabre fascias in December of 1995 and fascias for the GM "G" Body (Oldsmobile Aurora and Buick Riviera) during the first quarter of 1996 which were not otherwise offset due to the delay in new model start ups.

     Gross profit for the year ended December 31, 1996 increased $9.0 million, or 22.5%, to $48.8 million compared to $39.9 million for the year ended December 31, 1995. The increase in gross profit for the year is attributable to the increase in sales arising from the Bailey and Venture Grand Rapids acquisitions. Without the impact of these acquisitions, gross profit would have decreased approximately $3.8 million. As a percentage of comparable operating sales, gross profit would have decreased from 15.9% to 15.0% for the year ended December 31, 1996, which was due to the delay in launching of the GM "M" vans (Astro and Safari) side molding program and GM full size vans (Express and Savana). Full production of these vehicles did not begin until late June 1996. Gross profit pressures are also attributable to selling price reductions, which have become industry practice in recent years, as OEMs continue to expect annual productivity improvements on the part of their suppliers. Gross profit margins fell from the third quarter of 1996 due to lower margins attributable to net sales from former Bailey operations.

     Selling, general and administrative expenses increased $6.5 million, or 32.1%, for fiscal 1996 to $26.6 million, compared to $20.1 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 7.6% for the year ended December 31, 1996, compared to 8.0% in 1995.

     Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation status, totaled $0.7 million and $0.6 million in fiscal 1996 and 1995, respectively. These amounts were paid as compensation rather than as distributions of Trust principal.

     As a result of the foregoing, income from operations in the year ended December 31, 1996 increased $2.4 million, or 12.6%, to $21.6 million, compared to $19.2 million in fiscal 1995. As a percentage of net sales, income from operations decreased to 6.1% in fiscal 1996 from 7.7% in fiscal 1995.

     Interest expense increased $4.2 million to $19.2 million in fiscal 1996 compared to $15.0 million in fiscal 1995. The increase is the result of the new credit agreement entered into on August 26, 1996. As a result of the refinancing, the Company incurred an extraordinary loss in the amount of $2.7 million during the third quarter of 1996.

     Due to the foregoing, net income for the year ended December 31, 1996 decreased $4.8 million, to $(0.7) million compared to $4.1 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's consolidated working capital was $125.1 million at December 31, 1997, compared to $83.4 million at December 31, 1996, an increase of $41.7 million. The Company's working capital ratio increased to 2.3x at December 31, 1997 from 1.7x at December 31, 1996, as a result of the growth of the Company's balance sheet attributable to the Bailey and Grand Rapids acquisitions and decreased current liabilities.

     The Company's principal sources of liquidity are internally generated funds, cash equivalent investments and borrowings under the Company's bank credit facility, as amended on July 9, 1997 (the "Senior Credit Facility"). Net cash flows provided by (used in) operating activities were $(13.1) million $35.0 million and $11.0 million for the years 1997, 1996 and 1995, respectively.
The

     The Company's cash flow from operating activities was lower in 1997 than in 1996 as a result of an overall increase in accounts receivables, principally from increased tooling sales, increase in other assets and decrease in other current liabilities that arose in 1996 as a result of the acquisition. The use of cash relating to other assets incurred due to financing costs, as a result of the issuance of new debt and increased design cost. Net related party receivables increased in 1997 due to the timing of collections, increased transactions primarily tooling, design, assembly, sequencing and trucking activities outsourced to related parties.

     Net cash flows used in investing activities were $37.1 million, $121.6 million and $20.3 million in 1997, 1996 and 1995 respectively. The 1996 amount is primarily for the acquisition of Bailey. Capital expenditures for 1995 and 1997 were principally for the upgrading and purchase of machinery and equipment, leasehold improvements and the expansion of facilities to accommodate increased volumes. The Company believes that it has sufficient capacity to meet current manufacturing production needs through the 2000 model year.

     In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business and there is no assurance that the Company will be awarded any such business.

     In addition, the Company expects that its investment in molds and design costs will increase as OEMs increasingly require the Company to finance these items for new components and defer receipt of revenue for such over the production life of the related manufactured component. Historically, OEMs paid for molds upon completion of the tool and internally performed the design.

     In 1997 and 1996, net cash flows from financing activities were $36.2 million and $83.0 million, respectively. The cash flows provided by financing activities in 1997 is the result of refinancing the Bailey acquisition debt through the issuance of $205 million of 9.5% Senior Notes (the "Senior Notes") net of debt retirements and principal reductions. In addition to the issuance of the Senior Notes, the Company amended and restated the Senior Credit Facility into a $200 million revolving credit facility. The cash flows provided by financing activities in 1996 was the result of the Senior Credit Facility to facilitate the acquisition of Bailey and the refinancing of certain obligations resulting from this acquisition. During 1995, net cash flows from financing activities were $(0.7) million, principally for repayment of indebtedness.

     The Senior Credit Facility contains various covenants that require the Company to maintain stipulated financial ratios, including (a) consolidated net worth (adjusted yearly); (b) fixed charge coverage ratio; (c) interest coverage ratio; and (d) leverage ratio (ratio of consolidated Indebtedness). As of December 31, 1997 the Company was in compliance with these covenants.

     The Senior Credit Facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200 million less the amount of any letter of credit issued against the Senior Credit Facility. At December 31, 1997, the Company had a maximum availability of approximately $197.6 million, and pursuant to the borrowing base formula could have borrowed $107.1 million, of which $45 million was outstanding thereunder.

     The Company believes that existing cash balances, cash flows from operations, borrowings available under the bank credit facility and other short-term arrangements will be sufficient to fund working capital needs, anticipated capital expenditures for the operations of the business and debt service requirements through the end of 2000.

YEAR 2000 COMPLIANCE
     As is the case with most companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a project to upgrade its information, technology, manufacturing and facilities software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is also obtaining assurance form vendors that timely updates will be made available to make some software Year 2000 compliant.

     The Company is in the process of initiating formal communication with all its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram, replace and test its software for Year 2000 compliance, and the Company expects to complete the project in early 1999. The total cost associated with the required modification and conversion, based upon current plans, is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.


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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company has not yet determined the impact from the adoption of this new accounting standard on its consolidated financial statement disclosures. The Company will adopt this accounting standard on January 1, 1998, as required.

In February 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for financial statments for the year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                             VENTURE HOLDINGS TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Independent Auditors' Report......................................17
   Consolidated Balance Sheets.......................................18
   Consolidated Statements of Income and Trust Principal.............19
   Consolidated Statements of Cash Flows ............................20
   Notes to Consolidated Financial Statements........................21

NOTE: Separate financial statements for the Trust and each Subsidiary are not included herein because each entity (other than Venture Canada and Experience Management L.L.C.) is jointly and severally liable for the Senior Credit Facility and the Senior Notes, and each entity (including Venture Canada but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's Senior Subordinated Notes either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries of the Trust (with or without Venture Canada) are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada represents less than 1% of total assets, net earnings, net trust principal and operating cash flow.

                          INDEPENDENT AUDITORS' REPORT

Trustee of Venture Holdings Trust
Fraser, Michigan

     We have audited the accompanying consolidated balance sheets of Venture Holdings Trust as of December 31, 1997 and 1996, and the related consolidated statements of income and trust principal and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Venture Holdings Trust as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 30, 1998
Detroit, MI

                             VENTURE HOLDINGS TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           December 31,
                                                           ------------------------------------
                                                                  1997                 1996
                                                                  ----                 ----
ASSETS
Current Assets:
 Cash and cash equivalents                                 $        1,477        $       15,436
 Accounts receivable, net (Notes 2, 6 & 7)                        161,157               129,668
 Inventories (Notes 3, 6 & 7)                                      52,616                51,100
 Prepaid expenses and other (Note 11)                               8,994                14,213
                                                           --------------        --------------
    Total current assets                                          224,244               210,417

Property, Plant and Equipment, Net (Notes 4 & 7)                  205,765               201,035

Intangible Assets (Note 5)                                         53,900                51,748

Other Assets (Notes 1 & 7)                                         25,771                20,528

Deferred Tax Assets (Note 11)                                      14,442                14,339
                                                           --------------        --------------
Total Assets                                               $      524,122        $      498,067
                                                           ==============        ==============
LIABILITIES AND TRUST PRINCIPAL
 Current Liabilities:
 Accounts payable (Note 7)                                 $       70,047        $       84,821
 Accrued payroll & taxes                                            7,341                 7,352
 Accrued interest                                                  12,148                 4,954
 Other accrued expenses (Note 5)                                    6,485                19,255
 Current portion of long-term debt (Note 6)                         3,122                10,632
                                                           --------------        --------------
    Total current liabilities                                      99,143               127,014

Other Liabilities (Note 10)                                        14,281                15,912

Deferred Tax Liabilities (Note 11)                                 13,350                13,018

Long Term Debt (Note 6)                                           333,066               289,364

Commitments and Contingencies (Note 8)

Trust Principal                                                   64,282                52,759
                                                           --------------        --------------
Total Liabilities and Trust Principal                      $      524,122        $      498,067
                                                           ==============        ==============

                See notes to consolidated financial statements.

                             VENTURE HOLDINGS TRUST
             CONSOLIDATED STATEMENTS OF INCOME AND TRUST PRINCIPAL
                             (DOLLARS IN THOUSANDS)


                                                                   Years Ended December 31,
                                                      ---------------------------------------------------
                                                            1997              1996             1995
                                                      -----------------  ---------------  ---------------
Net Sales (Notes 7, 8 & 9)                            $         624,113  $      351,777   $       251,142
Cost of Products Sold  (Note 7)                                 521,361         302,940           211,262
                                                      -----------------  --------------   ---------------
Gross Profit                                                    102,752          48,837            39,880
Selling General and  Administrative Expense (Note 7)             57,217          26,588            20,129
Payments to Beneficiary in Lieu of Taxes (Note 7)                   472             666               577
                                                      -----------------  --------------   ---------------
Income from Operations                                           45,063          21,583            19,174
Interest Expense                                                 30,182          19,248            15,032
                                                      -----------------  --------------   ---------------
Net Income Before Extraordinary Items and Taxes                  14,881           2,335             4,142
Tax Provision (Note 11)                                           3,358             336                 0
                                                      -----------------  --------------   ---------------
Net Income Before Extraordinary Items                            11,523           1,999             4,142

Net Extraordinary Loss on Early Retirement
 of Debt (Note 12)                                                    0           2,738                 0
                                                      -----------------  --------------   ---------------
Net Income (Loss)                                                11,523            (739)            4,142
Trust Principal, Beginning of Period                             52,759          53,498            49,356
                                                      -----------------  --------------   ---------------
Trust Principal, End of Period                        $          64,282  $       52,759   $        53,498
                                                      =================  ==============   ===============

                See notes to consolidated financial statements.

                             VENTURE HOLDINGS TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             Years Ended December 31,
                                                               ----------------------------------------------------
                                                                     1997              1996              1995
                                                               -----------------  ---------------  ----------------
Cash Flows From Operating Activities:
 Net income (loss)                                                    $  11,523         $   (739)         $  4,142
 Adjustments to reconcile net income to net cash provided
  By operating activities:
  Depreciation and amortization                                          32,147           22,628            16,068
  Change in accounts receivable                                         (31,489)         (35,789)           (2,406)
  Change in inventories                                                  (1,517)          (4,298)             (371)
  Change in prepaid expenses                                              2,329           (4,116)             (218)
  Change in other assets                                                 (7,178)          (6,445)               56
  Change in accounts payable                                            (14,774)          32,400            (5,728)
  Change in accrued expenses                                             (5,588)          21,221              (592)
  Change in other liabilities                                            (1,630)           8,725                 0
  Change in deferred taxes                                                3,119           (1,322)                0
  Net loss on early extinguishment of debt                                    0            2,738                 0
                                                                      ---------         --------          --------
    Net cash (used in) provided by operating activities                 (13,058)          35,003            10,951

Cash Flows From Investing Activities:
 Capital expenditures                                                   (33,012)         (64,593)          (20,339)
 Purchase of Subsidiaries, net of cash acquired                          (4,081)         (56,954)                0
                                                                      ---------         --------          --------
     Net cash used in investing activities                              (37,093)        (121,547)          (20,339)

Cash Flows From Financing Activities:
 Net borrowings under revolving credit agreement                        (46,000)          91,000                 0
 Net proceeds from issuance of debt                                     205,000           69,249                 0
 Principal payments on debt                                            (122,808)         (14,535)             (655)
 Payment for early extinguishment of debt                                     0          (62,738)                0
                                                                      ---------         --------          --------
    Net cash provided (used in)  by financing activities                 36,192           82,976              (655)
                                                                      ---------         --------          --------
 Net Decrease in Cash                                                   (13,959)          (3,568)          (10,043)
 Cash and Cash Equivalents at Beginning of Period                        15,436           19,004            29,047
                                                                      ---------         --------          --------
 Cash and Cash Equivalents at End of Period                           $   1,477         $ 15,436          $ 19,004
                                                                      =========         ========          ========
 Supplemental Cash Flow Information
  Cash paid during the period for Interest                            $  22,628         $ 18,187          $ 15,073
                                                                      =========         ========          ========
  Income taxes paid (refunded)                                        $     140         $ (2,179)         $      0
                                                                      =========         ========          ========

                See notes to consolidated financial statements.

                             VENTURE HOLDINGS TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     Organization -- In 1987, the sole shareholder of the Venture Group of companies contributed all of the common stock of the companies to Venture Holdings Trust (the Trust). Simultaneously, certain property, plant, and equipment was contributed by the sole shareholder to certain companies owned by the Trust. In exchange, the shareholder was named the sole beneficiary of the Trust.

     The companies included in the Trust are Venture Industries Corporation, Venture Mold and Engineering Corporation, Venture Industries Canada, Ltd., Vemco, Inc., Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation, Venture Service Company, Experience Management L.L.C. and any predecessors to such organizations. Experience Management L.L.C. was formed late in 1997 to assume the human resource obligations of the Trust. The companies included in the Trust are involved in the design and manufacturing of molded parts and systems integration for North American automotive original equipment manufacturers. During 1996 the Trust acquired Bailey Corporation and its subsidiaries (Bailey) which were merged into Venture Holdings Corporation in July of 1997. During 1996, the trust acquired the assets of Autostyle Plastics, Inc. ("Autostyle") which was merged into Vemco, Inc. in July of 1997.

     The Trust has been established as a grantor trust. The Trust received a private letter ruling from the Internal Revenue Service confirming that the Trust meets the requirements of a grantor trust under Section 1361(c)(2)(A)(i) of the Internal Revenue Code.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Venture Holdings Trust and its wholly owned subsidiaries (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

     The consolidated financial statements include only those assets and liabilities which relate to the business of Venture Holdings Trust. These statements do not include any assets or liabilities attributable to the beneficiary's individual activities. However, the Company does enter into various transactions with companies in which the sole beneficiary has an interest. These transactions are summarized in Note 7-Related Party Transactions.

     Estimates -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Highly liquid investments with an initial maturity of three months or less are classified as cash equivalents.

     Inventories -- Manufactured parts inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory also includes costs associated with building molds under contract. Molds owned by the Company and used in the Company's manufacturing operations are transferred to tooling, in property, plant and equipment, when the molds are operational.

     Property and Depreciation -- Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the various classes of assets. Tooling is amortized on a piece price or straight line basis over the related production contract, generally 3 to 7 years. The principal estimated useful lives are as follows:


                                          YEARS
                                          -----
Building and improvements...............  10-40
Machinery and equipment, and automobiles   3-20

     Leasehold improvements are amortized over the useful life or the term of the lease. Expenditures for maintenance and repairs are charged to expense as incurred.

     Intangible Assets -- The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized over 30 years using the straight-line method. The amount reported at December 31, 1997 and 1996 was $53.9 million and $51.7 million respectively, which is net of accumulated amortization.

     Long-Lived Assets and Long-Lived Assets to be Disposed of -- Effective January 1, 1996, the Statement of Financial Accounting

Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was adopted. This Statement establishes accounting standards for the impairment of long-lived assets, and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically evaluates the carrying value for impairment, such evaluations are based principally on the undiscounted cash flows of the operations to which the goodwill is related.

     Revenue Recognition -- Revenue from the sale of manufactured parts is recognized when the parts are shipped. Revenue from mold sales is recognized using the completed contract method due to the reasonably short build cycle. Accounts receivable includes unbilled receivables for mold contracts that are substantially complete. The amounts are billed when final approval has been received from the customer or in accordance with contract terms. Provision for estimated losses on uncompleted contracts, if any, is made in the period such losses are identified.

     Other Assets -- Deferred financing costs are included in other assets and are amortized over the life of the related financing arrangement.

     Debt Discount -- The debt discount related to notes payable is amortized using the interest method over the life of the notes.

     Design Cost -- Certain costs incurred for the design of components to be built for customers are recorded as deferred design costs which are included in other assets. These costs are recovered based on units produced in each year over the term of production contracts.

     Income Taxes -- Amounts in the financial statements relating to income taxes relate to the subsidiaries that have not elected S corporation status and are calculated using the Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes" (SFAS 109).

     Other significant subsidiaries have elected to be taxed as S corporations under the Internal Revenue Code. The beneficiary is required to report all income, gains, losses, deductions, and credits of the S corporations included in the Trust on his individual tax returns.

     Separate Financial Statements -- Separate financial statements for the Trust and each Subsidiary are not included in this report because each entity (other than Venture Canada and Experience Management L.L.C.) is jointly and severally liable for the Company's senior credit facility and senior notes, and each entity (including Venture Canada but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's senior subordinated notes either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries of the Trust (with or without Venture Canada) are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada represents less than 1% of total assets, net earnings, net trust principal and operating cash flow.

     Derivative Financial Instruments -- Interest rate swaps are utilized to reduce the sensitivity of earnings to various market risk and manage funding costs. The primary market risk includes fluctuations in interest rates and variability in spread relationships (i.e. Prime vs. LIBOR spreads). Interest rate swaps are used to change the characteristics of its variable rate exposures. Interest rate differentials resulting from interest rate swap agreements used to change the interest rate characteristics are recorded on an accrual basis as an adjustment to interest expense as part of operating activities. In the event of early termination of an interest rate swap agreement designated as a hedge, the gain or loss is deferred, and recognized as an adjustment to interest expense over the remaining term of the underlying debt.

     Reclassifications -- Certain reclassifications have been made to the 1996 financial statements in order to conform to the 1997 presentation.

2. ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

                                                             DECEMBER 31
                                                         -------------------
                                                            (IN THOUSANDS)
                                                         -------------------
                                                           1997       1996
                                                         ---------  --------
        Accounts receivable (including related parties)  $139,361   $115,469
        Unbilled mold contract receivables.............    24,726     16,980
                                                         --------   --------
                                                          164,087    132,449
        Allowance for doubtful accounts................    (2,930)    (2,781)
                                                         --------   --------
        Net accounts receivable........................  $161,157   $129,668
                                                         ========   ========

     Substantially all of the receivables are from companies operating in the automobile industry.

3. INVENTORIES

  Inventories consist of the following:

                                                            DECEMBER 31
                                                         -------------------
                                                           (IN THOUSANDS)
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
        Raw material..................................    $26,036    $23,406
        Work-in-process -- manufactured parts.........      2,863      4,573
        Work-in-process -- molds......................     10,922     12,347
        Finished goods................................     12,795     10,774
                                                         --------   --------
        Total.........................................    $52,616    $51,100
                                                         ========   ========

4. PROPERTY, PLANT, AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                               DECEMBER 31
                                                        -------------------------
                                                             (IN THOUSANDS)
                                                        -------------------------
                                                           1997          1996
                                                        -----------  ------------
        Land..........................................     $  2,427      $  2,614
        Building and improvements.....................       45,496        47,365
        Leasehold Improvements........................       19,797        17,519
        Machinery and equipment.......................      231,029       205,279
        Tooling/Molds.................................        8,659         7,222
        Office and transportation equipment...........        6,140         5,548
        Construction in progress......................        5,727         4,785
                                                        -----------  ------------
                                                            319,275       290,332
        Less accumulated depreciation and
           amortization...............................      113,510        89,297
                                                        -----------  ------------
             Total....................................     $205,765      $201,035
                                                        ===========  ============

     Included in property, plant and equipment is equipment and buildings held under capitalized leases. These assets have a cost basis of $12.7 million and accumulated depreciation relating to these assets of $4.0 million at December 31, 1997.

5. BUSINESS ACQUISITIONS

     Effective August 26, 1996, the Trust acquired Bailey, a manufacturer of high quality molded plastic exterior components for sale to automobile manufacturers for an aggregate purchase price of $57 million. This acquisition price was the cost to acquire all of the outstanding shares of the company at $8.75 per share including all of the outstanding options and warrants. The acquisition was accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of approximately $53.8 million. The goodwill is being amortized over 30 years using the straight-line method. Bailey was merged into Venture Holdings Corporation in July of 1997.

     Effective June 3, 1996, the Company acquired certain assets from Autostyle for a purchase price of $6.7 million and entered into a capital lease for all property, plant and equipment. The acquisition was accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of $2.6 million. The goodwill is being amortized over 30 years using the straight-line method.

     The consolidated earnings includes the operations of Bailey from August 26, 1996 and the operations for Autostyle from June 3, 1996.

     Unaudited pro forma results of operations represent the consolidation of historical results for the twelve months ended December 31, 1996 and 1995, assuming the acquisition of Bailey had occurred at January 1, are as follows (in thousands):

                                                          1996       1995
                                                          ----       ----
Net sales.............................................  $471,118   $413,724
Net (loss) before extraordinary item..................      (887)   (22,085)
Net (loss)............................................    (3,402)   (22,085)

     The transaction had the following non-cash impact on the Company's balance sheet at August 26, 1996 (in millions):


Current assets........................................      $ 62
Non-current assets....................................       143
Current liabilities...................................       159
Non-current liabilities...............................        46

6. DEBT

  Debt consists of the following:

                                                            DECEMBER 31
                                                            -----------
                                                           (IN THOUSANDS)
                                                           --------------
                                                           1997       1996
                                                           ----       ----
Revolving credit agreement.........................     $ 45,000   $ 91,000
Term loan A with fluctuating interest rate
 currently at 8.375%................................           0     74,450
Term loan B with fluctuating interest rate
 currently at 8.875%................................           0     44,550
Registered senior secured notes payable with
 interest at 9.5%...................................     205,000          0
Registered senior subordinated notes payable with
 interest at 9.75%..................................      78,940     78,940
Capital leases with interest at 8.25% to 11.5%.....        5,023      6,194
Installment notes payable with interest at 5.85% to
 11.75%.............................................       2,225      4,862
                                                        --------   --------
  Total..............................................    336,188    299,996
Less current portion of debt.......................        3,122     10,632
                                                        --------   --------
  Total..............................................   $333,066   $289,364
                                                        ========   ========

     In connection with the acquisition of Bailey Corporation on August 26, 1996, the Company entered into a senior credit agreement with NBD Bank, as Agent, which included two term loans, term loan A for $75 million and term loan B for $45 million and a new revolving loan facility discussed below. The term loans were repaid in 1997. The annual interest rate fluctuated for borrowings under these agreements based upon LIBOR or the bank's prime rate.

     In 1997, the Company issued $205 million of 9.5% senior notes due 2005. The proceeds of the notes were used to repay $117 million of the term loans A and B under the senior credit agreement. The balance of the proceeds of approximately $82 million was used to pay down the amount outstanding under the revolving credit portion of the facility and approximately $6 million in expenses related to the issuance.

     In conjunction with the issuance of the senior notes, the Company amended and restated the senior credit agreement into a revolving credit agreement providing up to $200 million through June 30, 2002. The annual interest rate for borrowings under this agreement is a floating rate based upon LIBOR or the banks prime rate which averaged 8.5% at December 31, 1997. The Company must pay a fee of up to .5% of the unused portion of the commitment. The Company has issued letters of credit of approximately $2.4 million at December 31, 1997 against this agreement, thereby reducing the maximum availability to $197.6 million, and pursuant to the borrowing base formula could have borrowed 107.1 million, of which $45 million was outstanding thereunder.

     Effective June 3, 1996, the Company entered into a $6.2 million capital lease for plant, property and equipment. The lease runs through May of 1998, and requires monthly payments of principal and interest. The Company intends to exercise its option to buy the plant, property and equipment.

     The Trust has agreed to guarantee up to $3.5 million of obligations of a related party. In a separate transaction, a different related party agreed to fully indemnify the Trust for all amounts paid under the guarantee.

     See also Note 12 - Extraordinary Items for information related to the early retirement of debt.

     The senior credit agreement, senior notes and the senior subordinated notes contain certain restrictive covenants relating to cash flow, fixed charges, debt, trust principal, trust distributions, leases, and liens on assets.

  Scheduled maturities of debt at December 31, 1997 were as follows (in thousands):


               1998..............................     $  3,122
               1999..............................        1,545
               2000..............................          935
               2001..............................          855
               2002..............................          699
               Remaining years...................      329,032
                                                   -----------
               Total.............................     $336,188
                                                   ===========

     To mitigate risk associated with changing interest rates on certain debt, the Company entered into interest rate swap agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of interest rate swap agreements resulted in $0.2 million of additional interest expense for 1996 and $0.6 million for the year ended 1997.


                                                               NOTIONAL AMOUNTS   NOTIONAL AMOUNTS
                                                                  OUTSTANDING     OUTSTANDING
                                           VARIABLE              AND WEIGHTED     AND WEIGHTED
                                             RATE    MATURING    AVERAGE RATES    AVERAGE RATES
 UNDERLYING FINANCIAL INSTRUMENT           INDEX     THROUGH   DECEMBER 31, 1997  DECEMBER 31, 1996
--------------------------------           -----     -------   -----------------  -----------------
Pay Fixed Interest Rate Swaps Term Loans   LIBOR         2001       $55,000,000        $55,000,000
 Weighted average pay rate...............  FIXED         2001              6.75%              6.75%
 Weighted average receive rate...........  LIBOR         2001              5.70%              5.64%

7. RELATED PARTY TRANSACTIONS

     The Company has entered into various transactions with entities that the sole beneficiary owns or controls. These transactions include leases of real estate, usage of machinery, equipment, and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities and the receipt and payment of sales commissions. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

     The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee.

     In connection with the above mentioned cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

     The Company purchased from Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a corporation indirectly owned by the sole beneficiary, insurance to cover certain medical claims by the Company's covered employees and certain workers compensation claims. The Company remains an obligor for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium a portion of the excess is available as a premium credit on future insurance. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company made no payments to Pompo in 1996 or 1997. At December 31, 1996 and 1997, the Company had approximately $2.8 million on deposit with Pompo. This amount was invested on a short term basis with a related party.

     In accordance with the terms of the insurance agreement, in 1996 and 1995 the Company received and utilized premium credits of $0.2 and $0.6 million, respectively.

     During 1996, the Company purchased machinery and equipment for $49,000 from Venture Automotive Corporation (VAC), an entity wholly owned by the sole beneficiary of the Company. VAC provided certain manufacturing related services on behalf of the Trust for 1995 and until October 1, 1996.

     Beginning October 1, 1996 the manufacturing services previously provided by VAC were contracted to MAST, Services Inc., a company related to the sole beneficiary of the Trust but not owned or controlled by him. Services for the period ending December 31, 1996 and 1997 were $0.2 and $2.7 million, respectively.

     Deluxe Pattern Corporation (Deluxe) provided design, model and tool-building services to the Company of $8.3, $4.3, and $1.1 million in 1997, 1996 and 1995, respectively. The Company received approximately $1.1 million each year from Deluxe in 1997, 1996 and 1995 for equipment rentals and services.

     The Company leases buildings and machinery and equipment that have a book value of approximately $517 thousand to an entity in which the sole beneficiary owns a significant equity interest. During 1997, 1996 and 1995, the Company received $162 thousand per year, in connection with this agreement.

     Venture Sales and Engineering and Venture Foreign Sales Corporation, corporations wholly owned by the sole beneficiary, serve as the Company's sales representatives. The Company pays Venture Sales and Engineering and Venture Foreign Sales Corporation, in the aggregate, a sales commission of 3% on all production sales.

     The Company provided management services to Venture Asia Pacific Pty. Ltd.
(VAP) and its subsidiaries and corporations wholly owned by the sole beneficiary. The Company received management fees and commissions totaling $4.0, $5.1 and $2.4 million from VAP in 1997, 1996 and 1995, respectively. In addition, VAP also reimbursed the Company for certain other expenditures made on its behalf and assigned certain tooling contracts to the Company.

     The following is a summary of transactions with all related parties at December 31, 1997, 1996 and 1995:

                                            DECEMBER 31,
                                            ------------
                                           (IN THOUSANDS)
                                           --------------
                                           1997       1996     1995
                                           ----       ----     ----
Revenue received for:
 Materials sold, sales
  commission and rent
  charged..........................         $6,098  $ 2,123  $2,681
 Providing administrative
  services.........................              0      149     149
Insurance and benefit
  Premiums.........................            166      420     503
 Management Fees...................          4,028    5,098   2,357
Subcontracted services.............          2,686    9,632   3,287
Manufacturing related services
 and inventory purchased...........         10,213   11,683  12,742
 Rent expense paid.................          3,195    2,950   2,776
 Machine and facility usage fees
  paid.............................          3,748    3,397   2,703
 Commission expense paid...........          7,269    6,391   6,072
 Litigation, workers compensation
  and medical insurance............
  premiums.........................              0        0       0
 Property, Plant and Equipment
  purchased........................              0       49     186
 Beneficiary receivable............              0        0     106

     The result of these related party transactions is a net receivable, which is included in accounts receivable as follows:


                                    DECEMBER 31,
                             -------------------------
                                 (IN THOUSANDS)
                             -------------------------
                               1997            1996
                               ----            ----
Amounts Receivable....        $36,690          $14,976
Amounts Payable.......          4,430            2,269
                             --------         --------
Net Amounts Receivable        $32,260          $12,707
                             ========         ========

     In accordance with the Company's debt agreements, payments are permitted to be made to the Company's sole beneficiary for income tax payments and may be made as a bonus payment or distribution of Trust Principal. The payments for the years ended December 31, 1997, 1996 and 1995 were recorded as expense.

8. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Trust leases certain machinery and equipment under operating leases which have initial or remaining terms of one year or more at December 31, 1997. Future minimum lease commitments, including related party leases, are as follows (in thousands):


                     RELATED PARTY            OTHER
                       OPERATING            OPERATING
                         LEASES              LEASES
                     -------------         -----------
Years:
1998................     2,180                2,366
1999................     2,180                  494
2000................                            186
2001................                             25
2002................
Remaining years.....         0                    0
                     ---------             ---------
  Total.............    $4,360                $3,071
                     =========             =========

     Rent expense for operating leases and other agreements with a term of greater than one month, including amounts paid to related parties, was $6.3 million, $5.0 and $3.3 million for the years ended December 31, 1997, 1996, and 1995, respectively. Usage fees paid based on monthly usage of certain machinery and equipment and facilities, all of which were paid to related parties, were $3.6, $3.4, and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Litigation -- In December of 1997, the Company settled the litigation with the contractor that built the paint line at Vemco, Inc. for $2.0 million, $0.8 million was recorded as a reduction to the carrying value of the paint line and $1.2 million was recorded as miscellaneous income.

     Fourth Quarter Adjustments -- During the fourth quarter, certain reserves were reevaluated and reduced by $2.8 million reflecting changes in circumstances and estimates and were recorded as reductions in cost of products sold.

     Environmental Costs -- The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. The Company's reserves for these environmental matters totaled $1.3 million at December 31, 1996 and $0.9 million at December 31, 1997.

     The Company is involved in discussions with the Michigan Department of Environmental Quality (MDEQ) concerning the emissions from the Company's Grand Blanc paint facility. On February 23, 1998, the Attorney General of the State of Michigan along with the MDEQ initiated legal proceedings alleging violations of the current permits regarding the level of emissions and odors discharged from the facility . These proceedings seek and may result in the imposition of civil penalties in an amount not reasonable to estimate given the current status of the proceeding. Emissions levels are being evaluated, as part of the proceedings, and it is probable that the Company will be required to improve its systems to meet applicable requirements. Although it is not anticipated that the improvements will require substantial expenditures by the Company, there can be no assurances that such will be the case.

     The Company is party to various contractual, legal and environmental proceedings, some which assert claims for large amounts. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 1997, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations. These matters are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is more than remote but less than likely that the final resolution of these matters many require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The Company's reserves have been set based upon a review of costs that may be incurred after considering the creditworthiness of guarantors and/or indemnification from third parties which the Company has received. The Company is not covered by insurance for any unfavorable environmental outcomes, but relies on the established reserves, guarantees and indemnifications it has received.

9. CONCENTRATIONS

     The Company's sales to General Motors Corporation ("GM") and Chrysler Corporation ("Chrysler"), expressed as a percentage of sales, were 49% and 22% in 1995. For 1996, the percentage of sales to GM, Ford Motor Company ("Ford") and Chrysler were 41%, 16% and 12%, respectively. For 1997, the percentages were 40% and 27% for GM and Ford, respectively, and less than 10% for Chrysler. Many of the Company's automotive industry customers are unionized and work stoppages, slow-downs experienced by them, and their employee relations policies could have an adverse effect on the Company's results of operations. Approximately 12% of the workforce is covered by a collective bargaining agreement which will expire within one year.

10. PENSIONS, PROFIT-SHARING AND SALARY REDUCTION PLAN

     The Company sponsors profit-sharing and salary reduction 401(k) plans which covers substantially all employees. The plans provide for the Company to contribute a discretionary amount each year. Contributions were $2.2, $1.3 and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Bailey has various retirement plans covering substantially all its' employees, including five defined benefit pension plans covering full-time hourly and salaried employees. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. For all these plans the funding policy is to make at least the minimum annual contributions required by Federal law and regulation.

     The funded status of the defined benefit plans at December 31, 1997 was as follows (in thousands):

                                                                 ASSETS EXCEED           ACCUMULATED BENEFITS
                                                              ACCUMULATED BENEFITS           EXCEED ASSETS
                                                              --------------------       --------------------
Actuarial present value of benefit obligations:
 Vested Benefits....................................          $           5,151          $          10,003
 Nonvested benefits.................................                         42                         70
                                                              -----------------          -----------------
Accumulated benefit obligation......................          $           5,193          $          10,073
                                                              =================          =================
Projected benefit obligation........................          $           5,907          $          10,073
Market value of plan assets.........................                      6,996                      7,030
                                                              -----------------          -----------------
Excess (deficiency) of assets over projected benefit
 obligation.........................................                      1,089                     (3,043)
Unrecognized net loss...............................                     (1,736)                      (892)
Unrecognized prior service cost.....................                          0                        559
                                                              -----------------          -----------------
Accrued pension cost................................          $            (647)         $          (3,376)
                                                              =================          =================

     The funded status of the defined benefit plans at December 31, 1996 was as follows (in thousands):

                                                         ASSETS EXCEED      ACCUMULATED BENEFITS
                                                      ACCUMULATED BENEFITS     EXCEED ASSETS
                                                      --------------------  --------------------
Actuarial present value of benefit obligations:
 Vested Benefits....................................  $             4,892   $             8,633
 Nonvested benefits.................................                   54                    65
                                                      -------------------   -------------------
Accumulated benefit obligation......................  $             4,946   $             8,698
                                                      ===================   ===================
Projected benefit obligation........................  $             6,163   $             8,698
Market value of plan assets.........................                5,576                 5,389
                                                      -------------------   -------------------
Excess (deficiency) of assets over projected benefit
 obligation.........................................                 (587)               (3,309)
Unrecognized net loss...............................                  (77)                 (115)
                                                      -------------------   -------------------
Accrued pension cost................................  $              (664)  $            (3,424)
                                                      ===================   ===================

Net periodic pension expense for the year ended December 31, 1997 included the following components (in thousands):

Service cost benefits during the year                                                  $    321
Interest cost on projected benefit obligation                                             1,069
Actual return on plan assets                                                             (2,531)
Net amortization and deferral                                                             1,548
                                                                                       --------
Net periodic pension expense                                                           $    407
                                                                                       ========

     The date used to measure plan assets and liabilities is as of September 30 each year.

     The weighted-average assumed discount rate was 7.25 and 7.5%, respectively for 1997 and 1996. The assumed rate of return on plan assets was 8.5% for 1997
and 1996.   For salary based plans, the expected rate of increase in
compensation levels was 5.5% for 1997 and 1996.

     Plan assets consist principally of cash and cash equivalents, listed common stocks, debentures, and fixed income securities.

     VHC and the Union agreed to temporarily freeze benefit accruals of the Hourly Pension Plan in consideration for providing an increasing schedule of benefit levels during the course of the bargaining agreement. A salaried pension plan is frozen and no further service liability will accrue under the plan.

11. INCOME TAXES

     Amounts in the financial statements related to income taxes are for the operations of Bailey. The other significant Subsidiaries have elected S corporation status under the Internal Revenue Code. The beneficiary is required to report all income, gains, losses, deductions, and credits of the S corporations included in the Trust on his individual tax returns.

     The provision for income tax expense for the period ended (in thousands):


                                             DECEMBER 31,       DECEMBER 31,
                                                 1997              1996
                                             ------------       ------------
Currently Payable
 United States.....................          $         0        $         0
 State and Local...................                  239                  0
                                             -----------        -----------
  Total............................                  239        $         0
                                             ===========        ===========
Deferred
 United States.....................          $     2,716        $       293
 State and Local...................                  403                 43
                                             -----------        -----------
  Total............................          $     3,119        $       336
                                             ===========        ===========

     The Company does not provide for U.S. income taxes or foreign withholding taxes on cumulative undistributed earnings of foreign subsidiaries as these earnings are all taxed currently to the beneficiary of the Trust.

     The effective tax rate on pretax income was 58.3% for the year ended December 31, 1997, of which 18.1% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate on pretax income was 232.7% for the year ended December 31, 1996, of which 192.5% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit.

     The tax-effected temporary differences and carryforwards which comprised deferred assets and liabilities were as follows (in thousands):


                                           DECEMBER 31,         DECEMBER 31,
                                              1997                 1996
                                           ------------         ------------
Deferred tax assets:
  Accrued expenses and reserves......       $      8,920        $    17,759
  Net Operating Loss carryforward....             11,497              5,180
  Minimum tax credit carryforward....                764                764
  Other..............................                293                557
                                            ------------        -----------
    Total deferred tax assets........       $     21,474        $    24,260
                                            ------------        -----------
Deferred tax liabilities:
  Depreciation.......................             12,505             12,191
  Other..............................                845                826
                                            ------------        -----------
    Total deferred tax liabilities...             13,350             13,017
                                            ------------        -----------
    Net deferred tax asset...........       $      8,124        $    11,243
                                            ============        ===========

     The current portion of deferred tax assets, $7.0 and $9.9 million is included in prepaid expense and other at December 31, 1997 and 1996, respectively. Bailey's U.S. net operating loss carryforwards, which totaled $29.9 and $14.1 million at December 31, 1997 and 1996, begin to expire in the year 2011. Alternative minimum tax credit carryforward totaled $0.8 million and have no expiration date. Management believes the net operating loss carryforwards at December 31, 1997 are realizable based on forecasted earnings and available tax planning strategies.

12. EXTRAORDINARY ITEMS

     The senior secured notes payable to financial institutions required semiannual interest payments at 9.89% and annual principal payments of $10 million each year commencing March 15, 1996. The outstanding balance of $40 million was refinanced on August 26, 1996 which resulted in an extraordinary loss of $3.4 million ($2.5 million prepayment penalty plus unamortized deferred financing costs of $0.9 million) in the quarter ended September 30, 1996.

     On September 23, 1996 the Company redeemed approximately $21 million of the senior subordinated bonds at 95% of par in conjunction with the refinancing under the new credit agreement for acquisition of Bailey Corporation as required by the First Supplement Indenture. The early extinguishment resulted in an extraordinary gain of $688 thousand (net of unamortized deferred financing costs of $365 thousand).

13. FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's debt instruments have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of long-term debt was estimated using quoted market prices (in thousands).


                    DECEMBER 31, 1997               DECEMBER 31, 1996
                 ---------------------           -----------------------
                 CARRYING         FAIR           CARRYING        FAIR
                  AMOUNT          VALUE           AMOUNT        VALUE
                 ---------        -----          ---------      -----
Debt            $283,940         $287,626         $197,940      $191,230

     The fair values of interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates. Interest rate swaps are also discussed in Note 1.


                        DECEMBER 31, 1997           DECEMBER 31, 1996
                     --------------------------  ---------------------------
                     NOTIONAL  UNREALIZED GAIN/  NOTIONAL   UNREALIZED GAIN/
                     AMOUNT     (LOSSES)          AMOUNT     (LOSSES)
                     ------    ----------------  --------   ----------------
Interest Rate
Swaps........         $55,000     $(1,367)        $55,000     ($1,036)

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Senior Credit Facility approximate fair market value due to the short-term maturities of these instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
EXECUTIVE MANAGEMENT
     The following individuals are the Executive Managers of the Company, having the operational titles set forth opposite their names. Because of its trust structure, the Trust does not have executive officers or directors, although the Special Advisor to the Trust, acting through the Trustee, has the authority to designate individuals from time-to-time to act as officers as to particular matters. Messrs. Winget, Schutz and Torakis serve as the directors of each Issuer. Mr. Winget and Stephen M. Cheifetz serve as the directors of Venture Canada. Mr. Butler is a director of Venture Holdings Corporation only.


 NAME                 AGE  POSITION
-----                 ---  --------
Larry J. Winget.....   55  Chairman of the Board and Chief Executive Officer
A. James Schutz.....   52  Vice Chairman
Michael G. Torakis..   41  President and Chief Financial Officer
Robert Wedge........   60  President of Mold & Engineering Operations
James E. Butler, Jr.   45  Executive Vice President-Finance and Secretary
Charles Hunter......   42  Executive Vice President-Design Engineering
Michael Juras.......   56  Executive Vice President-Advanced Engineering and Marketing
Patricia A. Stephens   51  Executive Vice President-Purchasing
Joseph R. Tignanelli   36  Executive Vice President-Interior  Operations
Larry J. Winget, Jr.   37  Executive Vice President-Manufacturing and  Engineering
Warren Brown........   54  Vice President-Exterior Operations
Larry R. Marshall...   50  Vice President-Engineering

     Larry J. Winget was one of the five original founders and shareholders of Venture Industries Corporation and is the only one still involved with the Company. Since 1987 he has owned 100% of the Company and is currently the sole beneficiary of the Trust.

     A. James Schutz assumed the position of Vice Chairman in October 1997 and had been Executive Vice President since 1987. He has been in the injection molding business for 23 years

     Michael G. Torakis joined the Company in 1985 and has been President, Secretary, Treasurer and Chief Financial Officer of the Trust since 1995. Prior to his appointment to his current position, he served in various other capacities at the Company, including Executive Vice President.

     Robert Wedge joined the Company in November 1984 as Plant Manager, became Vice President and General Manager of Venture Mold & Engineering in December 1993 and assumed his present position in April of 1995. Mr. Wedge has 34 years of mold building experience.

     James E. Butler joined the Company in 1994 and assumed his current position in April of 1995. From 1981 until joining the Company, he was employed by Coopers & Lybrand L.L.P., a certified public accounting firm.

     Charles Hunter has been with the Company since 1989 and has held a number of different positions in the Company involving mold building, design engineering and prototype operations. He currently oversees world-wide design and advanced engineering operations.

     Michael Juras joined the Company in his current position in January 1997. Prior to joining the Company, Mr. Juras had spent 30 years in various product and manufacturing positions with General Motors, with his last position as Director of Engineering Mid-Size Cars.

     Patricia A. Stephens joined the Company in 1993 and has held positions involving program management, contract administration and purchasing. She previously had been employed for 23 years with General Motors, her last position being purchasing agent.

     Joseph R. Tignanelli, Larry J. Winget's son-in-law, has been employed by the Company in several positions since 1980, including Molding Manager for Venture Industries Corporation -- Groesbeck plant from 1985 until 1990, Assistant Manager of Venture Industries Corporation from 1990 until 1993, and Vice President of Venture Industries until October of 1995, and Executive Vice President - Customer Services until December of 1997 when he was named to his current position..

     Larry J. Winget, Jr., Larry J. Winget's son, has been employed by the Company in various positions since 1976, including Molding Plant Manager of Vemco, Inc. from 1988 until 1990, Assistant Manager of Vemco, Inc. from 1990 until 1993, and Vice President and General Manager of Vemco, Inc. until being named to his present position in April of 1995. In December of 1997 he assumed the addition role of leading all manufacturing operations.

     Warren Brown joined the Company in 1993 as Vice President-Mergers and Acquisitions and assumed his current position in 1996. Prior to joining the Company, Mr. Brown was employed for eight years as Chief Operating Officer of Autodie Corporation. He has over 30 years experience in the automotive supplier industry.

     Larry R. Marshall joined the Company in 1985 and in April of 1995, assumed his current position as Vice President Engineering. Prior to his current position, he had been General Manager Sales and Estimating.

     Stephen M. Cheifetz, 41, is a partner of Wilson, Walker, Hochberg, Slopen, a Windsor, Ontario law firm, and has served as a partner of such firm for over five years.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Tables set forth compensation paid for the years ended December 31, 1997, 1996, and 1995, respectively, to those persons who were, at such date, the chief executive officer of the Company and four other executive officers who received more than $100,000 in compensation during such year (collectively, the "Named Officers") for services in all capacities to the Company.


                                          SUMMARY COMPENSATION TABLE(1)
                           -------------------------------------------------------------
 NAME AND                                                OTHER ANNUAL       ALL OTHER
 PRINCIPAL POSITION        YEAR    SALARY(2)  BONUS     COMPENSATION(3)  COMPENSATION(4)
-------------------        ----    ---------  -----     ---------------  ---------------
Larry J. Winget..........    1997   $527,657                   $478,945     $277,347
Chairman of the Board and    1996    513,820        --          675,799      250,807
Chief Executive Officer      1995    509,779        --          576,905      253,271
Michael G. Torakis.......    1997   $263,819                                $  4,800
President and                1996    257,615  $250,000               --        4,800
Chief Financial Officer      1995    216,039   250,000               --        4,800
A. James Schutz..........    1997   $237,150  $ 41,760                      $  4,800
Executive Vice President     1996    231,491    41,760               --        4,800
                             1995    210,444   141,760               --        4,800
Larry J. Winget, Jr......    1997   $220,938                                $  4,275
Executive Vice President     1996    216,034        --               --        3,950
                             1995    189,562   125,000               --        1,600
Joseph R. Tignanelli.....    1997   $192,428                                $  4,800
Executive Vice President     1996    189,084        --               --        4,800
                             1995    166,426   120,000               --        4,800

(1) The compensation described in this table does not include benefits under group plans which do not discriminate in scope, terms or operation in favor of the Named Officers and that are generally available to all salaried employees, and certain perquisites and personal benefits received by the Named Officers, where such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus.

(2) Includes salary reductions made under the Company's 401(k) Plan and the Company's Cafeteria Benefit Plan.

(3) The amount indicated for Mr. Winget represents compensation in lieu of a distribution of Trust Principal equal to taxes incurred by the beneficiary as a result of activities of the subsidiaries of the Trust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) "All Other Compensation" is comprised of: (i) a contribution made by the Company to the accounts of each of the Named Officers under the Company's 401(k) Plan; (ii) the incremental cost to the Company of additional premiums for term life insurance benefits for the Named Officers which are not generally available to the other salaried employees of the Company, and (iii) with respect to Mr. Winget, the portion of the premium paid by the Company under a life insurance policy (the "Reverse Split Dollar Policy") attributable to the build-up of the cash surrender value of the policy, which aggregated $1,311,742 $1,039,195 and $793,188 at December 31, 1997, 1996 and 1995, respectively, and is owned by Mr. Winget. The beneficiary of the term insurance portion of the Reverse Split Dollar Policy is the Company, which pays all premiums due under the policy and is entitled to receive a $20 million benefit in the event of Mr. Winget's death. Mr. Winget has the right to designate the distribution of the cash surrender value and may, prior to his death, surrender the policy in cancellation thereof and receive the benefit of the cash surrender value.

See the table below for complete details concerning all other compensation.


 NAME AND YEAR  401(K)  TERM LIFE INSURANCE  REVERSE SPLIT DOLLAR POLICY  TOTAL
--------------  ------  -------------------  ---------------------------  -----
        Winget
          1997  $4,500         $300                   272,547            $277,347
          1996   4,500          300                   246,007             250,807
          1995   4,500          300                   248,471             253,271
       Torakis
          1997  $4,500         $300                                      $  4,800
          1996   4,500          300                        --               4,800
          1995   4,500          300                        --               4,800
        Schutz
          1997  $4,500         $300                                      $  4,800
          1996   4,500          300                        --               4,800
          1995   4,500          300                        --               4,800
    Winget Jr.
          1997  $3,975         $300                                      $  4,275
          1996   3,650          300                        --               3,950
          1995   1,300          300                        --               1,600
    Tignanelli
          1997  $4,500         $300                                      $  4,800
          1996   4,500          300                        --               4,800
          1995   4,500          300                        --               4,800

COMPENSATION OF DIRECTORS
     Messrs. Winget, Schutz, Torakis and Butler serve as the directors of the Company and do not receive any additional compensation or fees for their service to the Company in such capacities. Mr. Cheifetz does not receive compensation for acting as a director of Venture Canada; however, the law firm of which he is a partner acts as counsel to Venture Canada.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     All of the Named Officers' compensation for the year ended December 31, 1997 was paid by Venture Service. Messrs. Winget and Torakis, in their capacities as directors of Venture Service, participated in the deliberations concerning executive compensation. In addition, some of the Named Officers have engaged in certain transactions with the Company. See "Certain Transactions and Related Transactions."

OPTIONS
     None of the named offiicers hold any options to acquire stock of the Subsidiaries or were granted any such options in the 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAIAL OWNERS AND MANAGEMENT
     All of the capital stock of the subsidiaries of the Trust is owned by the Trust, of which Mr. Winget is the sole beneficiary. Mr. Winget's address is c/o Venture Holdings Trust, 33662 James J. Pompo Drive, Fraser, Michigan 48026.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS
     In addition to making distributions to Mr. Winget as sole beneficiary of the Trust and compensating him in his capacity as an Executive Manager of the Company, the Company has maintained business relationships and engaged in certain transactions with Mr. Winget and certain companies owned or controlled by him (each an "affiliate" and collectively, the "affiliates") as described below. Since the Company operates for the benefit of Mr. Winget as sole beneficiary of the Trust, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

     Pursuant to the Senior Note and the Senior Subordinated Notes Indentures, the Trust, each Subsidaiary and each Guarantor is required to maintain a Fairness Committee, at least one of whose members is independent, which approves the terms and conditions of certain transactions between the Company and its affiliates and participates in decisions concerning whether certain corporate opportunities will be pursued by the Company. The Company has complied with such requirement since the date of the issuance of the Senior Subordinated Notes for transactions initiated after such date. The indentures also contain other restrictions on transactions with affiliates, including the Corporate Opportunity Agreement, and distributions to Mr. Winget. The Corporate Opportunity Agreement, entered into in connection with the issuance of the Senior Subordinated Notes, requires Mr. Winget to offer to the Company certain corporate opportunities which relate to the Company's business before he may pursue such opportunities outside the Company.

FACILITIES AND EQUIPMENT
     The Company leases, or has arranged for the usage of, certain facilities, machinery and equipment that are owned by affiliates, as set forth below. The Company believes that the lease and usage agreements are based on the fair market value of the facilities, machinery and equipment at the inception of the agreements. The Company has made significant capital improvements to these properties. Such improvements are accounted for as leasehold improvements by the Company. At the conclusion of the applicable lease or usage agreement, the benefits of such improvements inure to the benefit of the lessor.

     Venture Real Estate, Inc., a corporation wholly owned by Mr. Winget's living trust since 1988, leases to the Company two separate injection molding buildings in the Company's Malyn Complex, and its Commerce Mold Shop. Starting in 1996, the Redford facility was leased to the Company. Monthly rental charges under these leases are $49,650 through July 1996, and $84,567 beginning in August 1996. Amounts paid to Venture Real Estate, Inc. and a predecessor affiliate were approximately $595,800, $770,383 and $1,014,800 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Deluxe Pattern Company ("Deluxe"), a corporation wholly owned by Mr. Winget's living trust since 1989, provides an advanced design, model and tool-building facility, and is engaged in the business of providing design and model and tool-building services to the Company and to customers unaffiliated with the Company. Since July, 1992, the Company has occupied and staffed the Deluxe facility pursuant to a usage agreement. The Company paid Deluxe usage fees of $396,000 for each of the years ended December 31, 1995, 1996 and 1997. Such fees are based upon the amount of time the facility and advanced equipment housed there are made available to the Company. In addition to the usage fees, the Company paid Deluxe $1,153,286, $5,870,780 and $856,824 for the years ended December 31, 1995, 1996 and 1997, respectively, for the purchase of goods and services and equipment at net book value. The increase in 1996 relates primarily to design services provided for 1998 model year production. Deluxe does not directly employ its own workforce, but rather, employees of the Company are made available to Deluxe on an as needed basis, for which Deluxe pays the Company a fee. During the years ended December 31, 1995, 1996 and 1997, the Company made sales to Deluxe of $1,080,000 $1,080,000 and $1,080,000 respectively, and Deluxe paid the Company $3,286,861 $9,632,131 and $4,578,107, respectively, for time spent by the Company's employees on Deluxe business.

     Harper Properties of Clinton Township Limited Partnership ("Harper Properties") and Realven Corporation ("Realven") lease to the Company its Harper facility (the "Harper Lease") and the machinery and equipment located at such facility (the "Realven Lease"), respectively, pursuant to operating leases which terminate on June 7, 1999. Harper Properties is a limited partnership in which the living trusts of Mr. Winget and his wife, Alicia, and an affiliated company are the general partners and Mr. Winget, members of his family, A. James Schutz, an Executive Manager of the Company, and Michael G. Torakis, an Executive Manager of the Company, are the limited partners. Realven is a corporation wholly owned by Mr. Winget and his wife, Alicia. The Harper Lease provides for semi-annual lease payments of $872,000, and the Realven Lease provides for semi-annual lease payments of $218,000. Harper Properties and Realven have the right to require the Company to enter into negotiations regarding an increase in the lease payments under the Harper Lease and the Realven Lease, so that lease payments under these leases will reflect all expenses to Harper Properties, Realven and their owners. The Company has made several improvements to the Harper facility and the machinery and equipment leased from Realven, and has accounted for them as leasehold improvements. At the termination of the Harper and Realven Leases, Harper Properties and Realven, respectively, will retain the value, if any, of the leasehold improvements. The Company paid Harper Properties $1,744,000 in each of the years ended December 31, 1995, 1996 and 1997, respectively, under the Harper Lease. The Company paid Realven $436,000 in each of the years ended December 31, 1995, 1996 and 1997, respectively, under the Realven Lease.

     Mr. Winget has allowed the Company to use approximately 40 molding machines pursuant to the terms of usage agreements. Mr. Winget also leases to the Company certain injection molding equipment. In February of 1995, Mr. Winget contributed and assigned his interests in theses agreements to the various injection molding machines and equipment to a new entity, Venture Heavy Machinery Limited Liability Company. The Company paid Mr. Winget and/or Venture Heavy Machinery Limited Liability Company $1,765,800 in each of the years ended December 31, 1995, 1996 and 1997, respectively, under the usage agreements.

     Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company, each wholly owned by Mr. Winget's living trust, own a 176,000 square foot injection molding facility and the machinery and equipment located therein (including 35 molding machines). The Company entered into usage agreements for such facility (the Masonic facility), machinery and equipment, the terms of which were reviewed and approved by the Fairness Committee. During 1995, 1996 and 1997 the Company paid $584,075, $1,277,431 and $1,262,800 respectively, to Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company pursuant to these agreements.

     During 1995 and 1996 the Company purchased machinery and equipment from VAC for a total cash purchase price of $82,185 and $49,161, respectively. In each of the equipment purchases, the price paid by the Company was the affiliated seller's net book value of such assets.

BUSINESS RELATIONSHIPS
     The Company maintains ongoing business relationships with affiliates, as set forth below.

     Nova Corporation ("Nova") is a corporation in which Windall Industries, a corporation in which Mr. Winget owns a significant equity interest, owns 49% and a former Executive Manager of the Company owns the controlling 51% interest. Nova is a successor to Windall Industries' business. Nova supplies the Company with certain small parts or components of large assemblies that are sold to the Company's customers. The Company paid Nova $3,651,666, $2,286,308 and $976,718 for the years ended December 31, 1995, 1996 and 1997, respectively. In connection with this relationship, the Company has provided Nova with various raw materials at cost and receives commission income, for which Nova paid the Company $1,381,575, $811,659 and $290,415 in the years ended December 31, 1995, 1996 and 1997. Nova sells products to customers other than the Company, and has and will compete with the Company for certain contracts. Nova paid the Company $162,300 per year pursuant to machinery and equipment operating leases for the years ended December 31, 1995, 1996 and 1997. The Company paid Windall Industries usage fees of $84,000 in each of the years ended December 31, 1995, 1996 and 1997.

     Venture Sales and Engineering ("VS&E") and Venture Foreign Sales Corporation ("VFS"), corporations wholly owned by Mr. Winget, serve as the Company's outside sales agencies for sales of products manufactured at the Company's facilities. Currently, the Company pays VS&E and VFS, in the aggregate, a sales commission of 3% on all production sales. The Company paid VS&E, $6,071,627, $6,391,229 and $7,268,532 in the years ended December 31,
1995, 1996 and 1997, respectively. VFS was established to handle foreign sales and the Company paid VFS $0 in 1995, 1996 and 1997, respectively.

     VAC has performed sequencing and value-added assembly of parts manufactured at the Company's Grand Blanc facility. The Company paid VAC $8,040,717, $3,268,109 and $0 in the years ended December 31, 1995, 1996 and
1997, respectively, under this arrangement. During the years ended December 31, 1995, 1996 and 1997, the Company made sales to VAC of $56,782, $68,743 and $0, respectively. Beginning October 1, 1996 the manufacturing services previously provided by VAC have been contracted to MAST Services LLC, a company in which
N. Matthew Winget, Mr. Winget's son, owns a minority interest. Services for the period ending December 31, 1996 and 1997 were $265,386 and $2,686,552 respectively.

MANAGEMENT SERVICES
     Venture Service Company ("Venture Service") provides administrative services and insurance to Deluxe, Windall Industries, VS&E and VAC. Deluxe, Windall Industries, VS&E and VAC paid the Company $652,093, $1,787,112 and $166,257 in the years ended December 31, 1995, 1996 and 1997, respectively.

     Venture Asia Pacific Pty. Ltd. and its subsidiaries ("VAP") were provided with management and sales services by the Company and paid the Company $2,356,702, $5,097,688 and $4,027,984 for 1995, 1996 and 1997, respectively. In addition, VAP also reimbursed the Company for certain other expenditures made on its behalf and assigned certain tooling contracts to the Company.

     Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a Barbados corporation indirectly wholly owned by Mr. Winget, was incorporated in 1992 under the Barbados Exempt Insurance Act. The Company purchases insurance from Pompo to cover certain medical claims by the Company's employees, certain workers compensation claims. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company remains primarily liable for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium paid to Pompo, a portion of the excess is available as a premium credit on future insurance. No amounts were paid in 1995 and 1996, however, the Company received and utilized premium credits of $651,100 and $210,910 respectively.

OTHER
     From time to time, the Company pays certain expenses on behalf of Mr. Winget which he is obligated to repay to the Company. Such amounts payable by Mr. Winget do not bear interest and are payable on demand. Mr. Winget's indebtedness to the Company for such expenses was $105,872 at December 31, 1995 and none at December 31, 1996 and December 31, 1997. The highest amount of such indebtedness outstanding at any one time during such periods was $105,872.

     Mr. Winget and his wife, Alicia, own the Acropolis Resort, which consists of several separate units and a lodge near Gaylord, Michigan, a resort community north of Detroit. The Company leases this facility from Mr. Winget primarily for use by the Company's employees, who are permitted to use the facility on an availability basis. Cumulative leasehold improvements to this facility through

December 31, 1997 aggregate $135,700. The Company's lease obligation to
Mr. Winget is based upon the actual utilization of the facility by the Company's employees, provided that the Company is required to pay for the use of 500 room nights per calendar year (approximately $25,000) whether or not such rooms are rented. The Company paid Mr. Winget $76,371, $76,670 and $45,716 in the years ended December 31, 1995, 1996 and 1997, respectively, under this arrangement.

     Farm and Country Real Estate Company ("Farm and Country"), a corporation wholly owned by Mr. Winget, leases to the Company approximately 84 acres of raw land adjacent to the Company's Grand Blanc facility on a month-to-month basis. This lease provides for monthly rental payments of $16,100. Rent paid in 1995, 1996 and 1997 was $178,200, $193,200 and $193,200, respectively.

     Mr. Winget and Patent Holdings, Inc., a corporation wholly owned by Mr. Winget, have granted to the Company non-exclusive, royalty free licenses to certain patents which have been issued under applications filed by Mr. Winget, as assignee. Mr. Winget and the affiliated companies also generally permit the Company to utilize proprietary technologies or processes, such as REAP, which are developed by Deluxe and the affiliated companies. The licenses are perpetual, but provide that the licensor may negotiate a reasonable royalty in the event that Mr. Winget or an Excluded Person (as defined in the Indentures) no longer owns at least 80% of the beneficial interest of the Trust.

     On July 1, 1996, Venture Industries Corporation and its affiliated companies (not including the Trust or Venture Canada) (the "Venture Guarantors"), along with VIC Management, L.L.C. ("VIC"), a limited liability company wholly owned, directly or indirectly, by Mr. Winget, entered into an agreement guaranteeing up to $3.5 million of the obligations of Atlantic Automotive Components, L.L.C. ("Atlantic") to RIC Management Corp. ("RIC"). This guarantee is one of a series of transactions whereby VIC acquired RIC's minority interest in Atlantic. Deluxe agreed to fully indemnify the Venture Guarantors for all amounts paid under the guarantee.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1.   Financial Statements
          Financial statements filed as part of this Form 10-K are listed under
          Part II, Item 8.

     2.   Financial Statement Schedules
          Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

     3.   Exhibits.

     3.1 Restated Articles of Incorporation of Vemco, Inc. filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.2 Restated Articles of Incorporation of Venture Industries Corporation filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.3 Restated Articles of Incorporation of Venture Mold & Engineering Corporation filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.4  Restated Articles of Incorporation of Venture Leasing Company filed as
          Exhibit 3.4 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.5  Restated Articles of Incorporation of Vemco Leasing Company filed as
          Exhibit 3.5 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.6 Restated Articles of Incorporation of Venture Holdings Corporation filed as Exhibit 3.6 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     3.7  Restated Articles of Incorporation of Venture Service Company filed as
          Exhibit 3.7 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     4.1 Indenture for 9 1/2% Senior Notes due 2005 (including form of Notes) filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     4.2 Registration Rights Agreements, dated as of July 9,1997 among Venture Holdings Trust, Vemco Inc., Venture Industries Corporation, Venture Holdings Corporation Inc., Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company as Issuers, and First Chicago Capital Markets, Inc., as Initial Purchaser filed as
          Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     4.3 Form of Series B Notes filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, Effective October 29, 1997 and incorporated herein by reference.

    10.1 Amended and Restates Credit Agreement dated as of July 9, 1997 by and among Venture Holdings Trust, certain Borrowing Subsidiaries, as (as defined therein) the Lenders party thereto and NBD Bank, as Agent filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     10.2 Corporate Opportunity Agreement, dated February 16, 1994, by and Statement on Form S-4, Effective October 29, 1997 and incorporated herein by reference.

     10.2.1 Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as
               Exhibit 10.2 for the benefit of the holders of the Issuers' 9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     10.3 License Agreement as to Proprietary Technologies and Processes dated July 2, 1997 between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit
               10.30 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference .

     10.4      License Agreement as to Patents dated July 2, 1997 between
               Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc. Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

     12 * Statement regarding computation of ratios of earnings to fixed charges

     27.1      Financial Data Schedule

     ------------------
     *    Filed herewith

(b)    Reports on Form 8-K.
       No reports on Form 8-K were filed during the three months ended December 31, 1997.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company has not furnished an annual report covering the Company's last fiscal year, or a proxy statement with respect to any annual or other meetings, to the sole beneficiary of the Trust because it is not required to do so.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VENTURE HOLDINGS TRUST


DATE:     March 31, 1998                 BY: /s/ Larry J. Winget
                                            -------------------------
                                         LARRY J. WINGET, Chairman
                                         and Trustee

                                         VEMCO, INC., VENTURE INDUSTRIES
                                         CORPORATION, VENTURE MOLD &
                                         ENGINEERING CORPORATION, VENTURE
                                         LEASING COMPANY, VEMCO LEASING,
                                         INC., VENTURE SERVICE COMPANY, VENTURE
                                         HOLDINGS CORPORATION,  VENTURE
                                         INDUSTRIES CANADA, LTD.,

DATE:     March 31, 1998                 BY: /s/ Michael G. Torakis
                                             ------------------------
                                         MICHAEL G. TORAKIS
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

  Larry J. Winget     Chairman (Chief Executive
  ------------------  Officer) and Director of
  LARRY J. WINGET     each registrant; Sole
                      Shareholder of Venture
                      Industries Canada Ltd. on
                      behalf of the Directors of
                      Venture Industries Canada
                      Ltd. pursuant to delegated
                      authority

  Michael G. Torakis  President
  ------------------  (Principal Financial
  MICHAEL G. TORAKIS  Officer and Principal
                      Accounting Officer) and
                      Director of each registrant
                      except Venture Industries
                      Canada Ltd.

  A. James Schutz     Director of each registrant
  ------------------  except Venture Industries
  A. JAMES SCHUTZ     Canada Ltd.


  James E. Butler     Director of Venture Holdings
  ---------------     Corporation
  JAMES E. BUTLER