Form 10-Q
period 1998-03-31
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1998-05-15
CIK 864167, 916104, 916106, 916107, 916108, 916109, 916112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                       Commission file Numbers: 333-34475

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

(State or other             (Exact name of registrant as
jurisdiction of             specified in its charter)           (I.R.S. Employer
incorporation or                                                  Identification
organization)                                                     Number)
                               ------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
                                 (810) 294-1500
          (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------         -------

The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                                TABLE OF CONTENTS




PART I              FINANCIAL INFORMATION                                           PAGE #
                    ---------------------                                           ------
         Item 1.           Financial Statements

                           Consolidated Balance Sheets -
                           As of March 31, 1998 and 1997 and
                           December 31, 1997 .....................................     1

                           Consolidated Statements of Income and Trust Principal
                           Three months ended March 31, 1998
                           and March 31, 1997 ....................................     2

                           Consolidated Statements of Cash Flows -
                           Three months ended March 31, 1998
                           and March 31, 1997. ...................................     3

                           Notes to Consolidated Financial Statements ............     4

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations ............................................     7

PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K ......................     9

         Signatures        .......................................................    11




                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



VENTURE HOLDINGS TRUST

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1998 AND 1997 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                    March 31               December 31
                                                                    --------               -----------
ASSETS                                                       1998              1997              1997
------                                                       ----              ----              ----
CURRENT ASSETS:
       Cash and cash equivalents                       $          7,985  $            690  $          1,477
       Accounts receivable                                      195,972           140,617           161,157
       Inventories                                               54,354            55,837            52,616
       Prepaid expenses                                           8,625            11,416             8,994
                                                          --------------    --------------     -------------
                Total current assets                            266,936           208,560           224,244

Property, Plant and Equipment, Net                              205,529           204,476           205,765

Goodwill                                                         53,428            51,275            53,900

Other Assets                                                     25,392            14,742            25,771

Deferred Tax Assets                                              13,056            13,806            14,442
                                                          --------------    --------------     -------------

Total Assets                                           $        564,341  $        492,859  $        524,122
                                                          ==============    ==============     =============

LIABILITIES AND TRUST PRINCIPAL
-------------------------------
CURRENT LIABILITIES:
       Accounts payable                                $         86,601  $         96,930  $         70,047
       Accrued payroll and taxes                                 10,017             8,545             7,341
       Accrued interest                                           4,187             1,724            12,148
       Accrued expenses                                           7,671            11,606             6,485
       Current portion of long-term debt                          2,384            12,909             3,122
                                                          --------------    --------------     -------------
                Total current liabilities                       110,860           131,714            99,143

Other Liabilities                                                10,853            14,616            14,281

Deferred Tax Liabilities                                         13,403            13,152            13,350

Long Term Debt                                                  355,412           271,838           333,066

Trust Principal                                                  73,813            61,539            64,282
                                                          --------------    --------------     -------------

Total Liabilities and Trust Principal                  $        564,341  $        492,859  $        524,122
                                                          ==============    ==============     =============


See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TRUST PRINCIPAL
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                     Three Months Ended
                                                         March 31,
                                                         ---------
                                                    1998            1997
                                                    ----            ----
NET SALES                                    $       166,612  $       159,759

COST OF PRODUCT SOLD                                 133,616          127,802
                                                 ------------    -------------

GROSS PROFIT                                          32,996           31,957

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSE                              14,855           15,373

PAYMENTS TO BENEFICIARY IN
  LIEU OF TRUST DISTRIBUTIONS                              0              156
                                                 ------------    -------------

INCOME FROM OPERATIONS                                18,141           16,428

INTEREST EXPENSE                                       7,145            6,863
                                                 ------------    -------------

INCOME BEFORE TAXES                                   10,996            9,565

TAX PROVISION                                          1,465              785
                                                 ------------    -------------

NET INCOME                                             9,531            8,780

TRUST PRINCIPAL,
   BEGINNING OF PERIOD                                64,282           52,759
                                                 ------------    -------------

TRUST PRINCIPAL,
   END OF PERIOD                             $        73,813  $        61,539
                                                 ============    =============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                               1998               1997
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                      $            9,531 $            8,780
       Adjustment to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                                            9,079              8,298
           Change in accounts receivable                                         (34,815)           (10,949)
           Change in inventories                                                  (1,738)            (4,737)
           Change in prepaid expenses                                                 343              2,797
           Change in other assets                                                     379              2,415
           Change in accounts payable                                              16,554             12,108
           Change in accrued expenses                                             (4,099)            (9,686)
           Change in other liabilities                                            (3,428)            (1,296)
           Change in deferred taxes                                                 1,465                668
                                                                          ---------------     --------------
           Net cash (used in) provided by operating activities                    (6,729)             8,398

CASH FLOWS FROM INVESTING ACTIVITIES:   expenditures                              (8,371)            (7,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                             23,000           (12,950)
       Proceeds from issuance of debt                                                   0                  0
       Principal payments on debt                                                 (1,392)            (2,299)
                                                                          ---------------     --------------
           Net cash provided by (used in) financing activities                     21,608           (15,249)
                                                                          ---------------     --------------

           NET INCREASE (DECREASE) IN CASH                                          6,508           (14,747)

CASH  AT BEGINNING OF PERIOD                                                        1,477             15,437
                                                                          ===============     ==============
CASH AT END OF PERIOD                                                  $            7,985 $              690
                                                                          ===============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for interest                        $           15,311 $            8,868
                                                                          ===============     ==============
       Cash paid during the period for taxes                           $              120 $               74
                                                                          ===============     ==============


See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(DOLLARS IN THOUSANDS)

1.     FINANCIAL STATEMENT PRESENTATION
       Information as of and for the three months ended March 31, 1998 and 1997 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted.

       The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K under the Securities Act of 1994 which contains audited financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

       The Trust owns all of the outstanding capital stock of Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada, Ltd., Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation and Experience Management, L.L.C., Venture Service Company and Experience Management, L.L.C. As used herein, "the Trust" refers to Venture Holdings Trust, while "the Company" refers to (each "Subsidiary" and collectively the "Subsidiaries")the Trust and the Subsidiaries taken as a whole.

       Separate financial statements for the Trust and each Subsidiary are not included in this report because each entity (other than Venture Canada and Experience Management L.L.C.) is jointly and severally liable for the Company's senior bank credit agreement (the "Senior Credit Agreement") and 9 1/2% Senior Notes due 2005 (the "Senior Notes"); and each entity (including Venture Canada, but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's 9 3/4% Senior Subordinated Notes due 2004 (the"Senior Subordinated Notes") either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada and Experience Management L.L.C. collectively, represents less than 1% of total assets, net earnings, net trust principal and operating cash flow.

2.     INVENTORIES

         Inventories consist of the following:                     March 31                  December 31
                                                                   --------                  -----------
                                                           1998               1997               1997
                                                           ----               ----               ----
         Raw material                                $          27,001  $          23,082  $         26,036
         Work-in process - manufactured parts                    3,244              3,188             2,863
         Work-in-process - molds                                12,284             19,164            10,922
         Finished goods                                         11,825             10,403            12,795
                                                        ---------------    ---------------    --------------

         Total                                       $          54,354  $          55,837  $         52,616
                                                        ===============    ===============    ==============


3.     BUSINESS ACQUISITIONS
       Effective August 26, 1996, the Trust acquired Bailey Corporation and its subsidiaries. The acquisition was accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of $54 million at March 31, 1998. The goodwill is being amortized over 30 years using the straight-line method. Bailey's assets and liabilities are included in the accompanying consolidated balance sheets at values representing the final allocated purchase price.

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

4.     DEBT

         Debt consists of the following:                               March 31              December 31
                                                                       --------              -----------
                                                                 1998           1997             1997
                                                                 ----           ----             ----
         Revolving credit agreement with fluctuating
             interest rates, currently from 7.4375% to 9.0%  $      68,000  $      78,000   $        45,000
         Series B senior notes payable, Due 2005
             with interest at 9.5%                                 205,000              0           205,000
         Term loan A with interest at 8.375%                             0         72,950                 0
         Term loan B with interest at 8.875%                             0         44,438                 0
         Senior subordinated notes payable
             with interest at 9.75%                                 78,940         78,940            78,940
         Capital leases with interest at 8.25%
             to 11.5%                                                3,749          6,028             5,023
         Installment notes payable with
             interest at 5.85% to 11.75%                             2,107          4,391             2,225
                                                                -----------    -----------     -------------
                 Total                                             357,796        284,747           336,188
         Less current portion of debt                                2,384         12,909             3,122
                                                                -----------    -----------     -------------

         Total                                               $     355,412  $     271,838   $       333,066
                                                                ===========    ===========     =============


       In the third quarter of 1997, the Trust, and each of its wholly owned subsidiaries, other than Venture Industries Canada, Ltd. (and Experience Management, L.L.C., which was not in existence at the time) (collectively, the "Issuers") issued $205 million of Senior Notes. $116 million of the net proceeds was used to repay Term loans "A and B" under the Senior Credit Agreement. In addition, approximately $83 million was used to pay down the amount outstanding under the revolving credit portion of the Senior Credit Agreement. In connection with the issuance of the Senior Notes certain subsidiaries were merged and or liquidated into other subsidiaries. On August 27, 1997, the Issuers filed a registration statement on Form S-4 registering the Issuers' Series B 9 1/2% Senior Notes due 2005 (the "Registration Statement"), to be offered in exchange for the Senior Notes. The Registration Statement was declared effective by the Securities and Exchange Commission as of 1:00 p.m. on October 29, 1997

       Simultaneously with the issuance of the Senior Notes, the Senior Credit Agreement was amended and now provides for borrowings of up to the lesser of a borrowing base or $200 million under a revolving credit facility.

       The Company had outstanding letters of credit totaling approximately $2.4 million as of March 31, 1998.

       The Senior Credit Agreement, Senior Notes and Senior Subordinated Notes contain certain restrictive covenants relating to cash flow, capital expenditures, debt, trust principal, trust distributions, leases, and liens on assets.


5.     RELATED PARTY TRANSACTIONS

       The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transaction with non-affiliated persons.

         The result of these related party transactions is a net receivable, which is included in accounts receivable as follows:

                                                  March 31        December 31
                                            1998        1997         1997
                                            ----        ----         ----
         Net Accounts Receivable        $   32,392  $   14,047   $    28,420
         Net Accounts Payable                4,647       3,317         4,430
                                         ----------  ----------   -----------

         Net Accounts Receivable        $   27,745  $   10,730   $    23,990
                                         ==========  ==========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains a number of "forward looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

The following table sets forth, for the period indicated, the Company's consolidated statements of income expressed as a percentage of sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                                        For The Three Month
                                                           Period Ended
                                                             March 31,
                                                             ---------
                                                         1998         1997
                                                         ----         ----
Net sales                                                100.0  %     100.0  %
Cost of products sold                                     80.2         80.0
                                                       --------     --------
Gross profit                                              19.8         20.0
Selling, general and administrative expenses               8.9          9.6
Payments to beneficiary in lieu of trust
distributions                                              0.0           .1
                                                       --------     --------
Income from operations                                    10.9         10.3
Interest expense                                           4.3          4.3
                                                       --------     --------
(Loss) Income before taxes                                 6.6          6.0
Tax provision                                               .9           .5
                                                       ========     ========
Net (loss) income                                          5.7  %       5.5  %
                                                       ========     ========


THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997.

Net sales for the three months ended March 31, 1998 increased $6.9 million, compared to the three months ended March 31, 1997. This is a 4.3% increase to $166.6 million for the three months ended March 31, 1998, compared to $159.7 million, for the same period of 1997. The increase in sales in 1998 is primarily a result of the increased volumes in the core comparable business offset by planned reductions in the selling price mandated by customers to offset expected annual productivity improvements.

Gross profit for the three months ended March 31, 1998 increased $1.0 million, or 3.0%, to $33.0 million compared to $32.0 for the three months ended March 31, 1997. The increase in gross profit for the quarter is due primarily to the increase in sales. Gross profit as a percentage of sales decreased (.2)% for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease in gross profit as a percentage of sales is primarily attributable to the sale price reduction efforts mandated by customers, rationalization of plant capacities, model changeover cost, and selling price reductions, which have become industry practice in recent years, as OEM customers continue to expect annual productivity improvements on the part of the supplier.

Selling, general and administrative expenses decreased $(.5) million, or (3.4)% for the three months ended March 31, 1998 to $14.9 million, compared to $15.4 million in the same period of 1997.

Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation tax status, totaled $0.2 million for the three months ended March 31, 1997. No payments were made in the first quarter of 1998. These amounts were paid as compensation rather than as distributions of Trust principal. As a result of state tax law changes, the Company may pay such amounts to the beneficiary as distributions of Trust principal in the future, rather than as compensation.

As a result of the foregoing, income from operations in the three months ended March 31, 1998 increased $1.7 million, or 10.4%, to $18.1 million, compared to $16.4 million in the same period of 1997. As a percentage of net sales, income from operations increased to 10.9% in the first quarter of 1998 from 10.3% in the first quarter of 1997.

Interest expense increased $.3 million to $7.1 million in the three months ended March 31, 1998, compared to $6.9 million in the same period of 1997. The increase is the result of financing of the acquisitions and increased working capital needs.

As a result of the foregoing, net income for the three months ended March 31, 1998 increased $.7 million, to $9.5 million compared to $8.8 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated working capital was $156.1 million at March 31, 1998 compared to $76.8 million at March 31, 1997, an increase of $79.3 million. The Company's working capital ratio increased to 2.41x at March 31, 1998 from 1.58x at March 31, 1997. This increase is due to an increase in current assets, principally accounts receivable, in addition to an overall net reduction in current liabilities. Net cash used in operating activities was $7.3 million for the three months ended March 31, 1998 compared to net cash provided of $8.4 million for the same period in 1997. This decrease is due primarily to the increase in accounts receivable and decrease in accounts payable.

Capital expenditures were $7.8 million for the three months ended March 31, 1998 compared to $7.9 million for the same period in 1997. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

The Senior Credit Agreement permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200 million less the amount of any letter of credit issued against the Senior Credit Agreement. As March 31, 1998, the Company had $63.5 million of availability thereunder. The Senior Credit Agreement and each of the indentures for the Senior Notes and the Senior subordinated Notes contain various covenants. As of March 31, 1998, the Company was in compliance with all such covenants.

Net cash provided by financing activities was $21.6 million for the three months ended March 31, 1998 compared to net cash used of $15.2 million for the same period in 1997. The decrease is principally the result of the financing for the acquisitions made in 1996.

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, capital expenditures required for the operation of its business and debt service requirements through the end of 1999.

        As is the case with most companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a project to upgrade its information, technology, manufacturing and facilities software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is also obtaining assurance from vendors that timely updates will be made available to make some software Year 2000 compliant.

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

     3.5   **                Restated Articles of Incorporation of Vemco Leasing
                             Company filed as Exhibit 3.5 to the Registrant's
                             Registration Statement on Form S-4, effective
                             October 29, 1997 and incorporated herein by reference.

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

     4.2   **                Registration Rights Agreements, dated as of July
                             9, 1997 among Venture Holdings Trust, Vemco Inc,
                             Venture Industries Corporation, Venture Holdings
                             Corporation Inc., Venture Leasing Company, Venture
                             Mold & Engineering Corporation and Venture Service
                             Company as Issuers, and First Chicago Capital
                             Markets, Inc., as Initial Purchaser filed as
                             Exhibit 4.3 to the Registrant's Registration
                             Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

     4.3 ** Form of Series B Notes filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, Effective October 29, 1997 and incorporated herein by reference.

     10.1  **                Amended and Restates Credit Agreement dated as of
                             July 9, 1997 by and among Venture Holdings Trust, certain Borrowing Subsidiaries, as (as defined therein) the Lenders party thereto and NBD Bank, as Agent filed as Exhibit 10.2 to the Registrant's
                             Registration Statement on Form S-4, effective
                             October 29, 1997 and incorporated herein by reference.

     10.2  **                Corporate Opportunity Agreement, dated February 16,
                             1994, by and Statement on Form S-4, Effective
                             October 29, 1997 and incorporated herein by reference.

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

     10.4    **         License Agreement as to Patents dated July 2, 1997
                        between Larry J. Winget and Venture Industries
                        Corporation, Vemco, Inc., Venture Mold & Engineering
                        Corporation, Venture Industries Canada Ltd., Vemco
                        Leasing, Inc. Venture Holdings Corporation and Venture
                        Holdings Trust filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

     27.1    *          Financial Data Schedule
     ----------------

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



Date:  November 14, 1997           / s /  Michael G. Torakis
                                   -------------------------
                                   Michael G. Torakis
                                     President and
                                     Chief Financial Officer

                                   Signing on behalf of each registrant and as principal financial officer of each registrant.

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule