Form 10-Q
period 1998-06-30
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1998-08-14
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
         SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998

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

Yes     X        No
     -------         ------
The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                      PAGE #
                                                                                                    ------
         Item 1.           Financial Statements

                           Consolidated Balance Sheets -
                           As of June 30, 1998 and 1997 (unaudited) and
                           December 31, 1997 .....................................................      1

                           Consolidated  Statements of Income and Trust Principal
                           Three months and Six months ended June 30, 1998
                           and June 30, 1997 (unaudited) .........................................      2

                           Consolidated Statements of Cash Flows -
                           Six months ended June 30, 1998
                           and June 30, 1997 (unaudited) ..........................................     3

                           Notes to Consolidated Financial Statements (unaudited) .................     4

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations .............................................................     7

         Item 3.           Quantitative and Qualitative
                           Disclosures About Market Risk..........................................      9

PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K .......................................    10

         Signatures        ........................................................................    12


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



VENTURE HOLDINGS TRUST
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1998 AND 1997 AND DECEMBER 31, 1997
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                       June 30           December 31
                                                       -------           -----------
ASSETS                                          1998           1997          1997
------                                          ----           ----          ----
CURRENT ASSETS:
       Cash and cash equivalents               $ 12,603      $    348      $  1,477
       Accounts receivable, net                 164,194       136,723       161,157
       Inventories                               55,881        48,958        52,616
       Prepaid expenses                           8,573        11,371         8,994
                                               --------      --------      --------
                Total current assets            241,251       197,400       224,244

Property, Plant and Equipment, Net              205,507       208,016       205,765

Goodwill, net of amortization                    52,958        50,838        53,900

Other Assets                                     25,153        14,110        25,771

Deferred Tax Assets                              13,952        13,439        14,442
                                               --------      --------      --------

Total Assets                                   $538,821      $483,803      $524,122
                                               ========      ========      ========

LIABILITIES AND TRUST PRINCIPAL
CURRENT LIABILITIES:
       Accounts payable                        $ 58,412      $ 78,462      $ 70,047
       Accrued payroll and taxes                  9,184         6,422         7,341
       Accrued interest                           2,851         6,062        12,148
       Accrued expenses                           5,364        12,805         6,485
       Current portion of long-term debt          1,835         5,484         3,122
                                               --------      --------      --------
                Total current liabilities        77,646       109,235        99,143

Other Liabilities                                 7,826         9,992        14,281

Deferred Tax Liabilities                         14,175        13,292        13,350

Long Term Debt                                  364,339       285,226       333,066

Trust Principal                                  74,835        66,058        64,282
                                               --------      --------      --------

Total Liabilities and Trust Principal          $538,821      $483,803      $524,122
                                               ========      ========      ========




See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
CONSOLIDATED STATEMENTS OF INCOME AND TRUST PRINCIPAL
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                        Three Months Ended               Six Months Ended
                                             June 30,                        June 30,
                                             --------                        --------
                                      1998            1997            1998          1997
                                      ----            ----            ----          ----
NET SALES                          $ 177,979       $ 160,356      $ 344,591      $ 320,115

COST OF PRODUCT SOLD                 151,069         134,358        284,685        262,160
                                   ---------       ---------      ---------      ---------

GROSS PROFIT                          26,910          25,998         59,906         57,955

SELLING  GENERAL AND                  15,244          13,190         30,099         28,562
  ADMINISTRATIVE EXPENSE

PAYMENTS TO BENEFICIARY IN
  LIEU OF TRUST DISTRIBUTIONS            360             315            360            472
                                   ---------       ---------      ---------      ---------

INCOME FROM OPERATIONS                11,306          12,493         29,447         28,921

INTEREST EXPENSE                      10,697           7,345         17,842         14,208
                                   ---------       ---------      ---------      ---------

INCOME BEFORE TAXES                      609           5,148         11,605         14,713

TAX  PROVISION                          (413)            629          1,052          1,414
                                   ---------       ---------      ---------      ---------

NET INCOME                             1,022           4,519         10,553         13,299

TRUST PRINCIPAL,
   BEGINNING OF PERIOD                73,813          61,539         64,282         52,759
                                   ---------       ---------      ---------      ---------

TRUST PRINCIPAL,
   END OF PERIOD                   $  74,835       $  66,058      $  74,835      $  66,058
                                   =========       =========      =========      =========



See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                                            1998                  1997
                                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                      $     10,553          $     13,299
       Adjustment to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                                     18,305                16,550
           Change in accounts receivable                                     (2,985)               (7,055)
           Change in inventories                                             (3,264)                2,142
           Change in prepaid expenses                                         2,878                 2,842
           Change in other assets                                            (1,454)                2,573
           Change in accounts payable                                       (11,686)               (6,360)
           Change in accrued expenses                                        (8,576)               (6,272)
           Change in other liabilities                                       (6,455)               (6,259)
           Change in deferred taxes                                          (1,141)                1,174
                                                                       ------------          ------------
           Net cash (used in) provided by operating activities               (3,825)               12,634

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                 (15,035)              (18,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving credit agreement                       32,500                (4,000)
       Principal payments on debt                                            (2,514)               (4,946)
                                                                       ------------          ------------
           Net cash provided by (used in) financing activities               29,986                (8,946)
                                                                       ------------          ------------

           NET INCREASE (DECREASE) IN CASH                                   11,126               (15,089)

CASH AT BEGINNING OF PERIOD                                                   1,477                15,437
                                                                       ============          ============
CASH AT END OF PERIOD                                                  $     12,603          $        348
                                                                       ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for interest                        $     27,139          $     13,100
                                                                       ============          ============
       Cash paid during the period for taxes                           $        225          $         74
                                                                       ============          ============




See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)

1.     FINANCIAL STATEMENT PRESENTATION
       Information as of and for the six months ended June 30, 1998 and 1997 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of financial position, results of operations and cash flows. In accordance with the instructions for the completion of the Quarterly Report on Form 10-Q, certain information and footnote disclosures necessary to comply with generally accepted accounting principles have been condensed or omitted.

       The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K under the Securities Act of 1934 which contains audited financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

       The Trust owns all of the outstanding capital stock of Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada, Ltd., Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation, Venture Service Company and Experience Management L.L.C. (each "Subsidiary" and collectively the "Subsidiaries"). As used herein, "the Trust" refers to Venture Holdings Trust, while "the Company" refers to the Trust and the Subsidiaries taken as a whole.

       Separate financial statements for the Trust and each Subsidiary are not included in this report because each entity (other than Venture Canada Ltd. and Experience Management L.L.C.) is jointly and severally liable for the Company's senior bank credit agreement (the "Senior Credit Agreement") and 9 1/2% Senior Notes due 2005 (the "Senior Notes"); and each entity (including Venture Canada Ltd. but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's 9 3/4% Senior Subordinated Notes due 2004 (the"Senior Subordinated Notes") either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries of the Trust are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada represents less than 1% of total assets, net earnings, net trust principal and operating cash flow.

2.     INVENTORIES

Inventories consist of the following:                              June 30         December 31
                                                                   -------         -----------
                                                            1998           1997         1997
                                                            ----           ----         ----
Raw materials                                              $38,939      $22,589      $26,036
Work-in process - manufactured parts                         2,612        2,928        2,863
Work-in-process - molds                                     10,319       12,338       10,922
Finished goods                                               4,011       11,103       12,795
                                                           -------      -------      -------

Total                                                      $55,881      $48,958      $52,616
                                                           =======      =======      =======



3.     DEBT


         Debt consists of the following:                               June 30              December 31
                                                                       -------              -----------
                                                                 1998           1997             1997
                                                                 ----           ----             ----
         Revolving credit agreement with fluctuating
             Interest rates, currently from 7.4375% to 9.5%  $    77,500  $    87,000   $      45,000
         Series B senior notes payable, Due 2005
             With interest at 9.5%                               205,000            0         205,000
         Term loan A with interest at 8.375%                           0       71,450               0
         Term loan B with interest at 8.875%                           0       44,325               0
         Senior subordinated notes payable
             with interest at 9.75%                               78,940       78,940          78,940
         Capital leases with interest at 8.25%
             to 11.5%                                              2,731        5,216           5,023
         Installment notes payable with
             interest at 5.85% to 11.75%                           2,003        3,779           2,225
                                                             -----------  -----------   -------------
                 Total                                           366,174      290,710         336,188
         Less current portion of debt                              1,835        5,484           3,122
                                                             -----------  -----------   -------------

         Total                                               $   364,339  $   285,226   $     333,066
                                                             ===========  ===========   =============


       In the third quarter of 1997, the Trust, and each of its wholly owned subsidiaries, other than Venture Industries Canada, Ltd. and Experience Management L.L.C., which was not in existence at the time, (collectively, the "Issuers") issued $205 million of Senior Notes. $116 million of the net proceeds was used to repay Term loans "A and B" under the Senior Credit Agreement. In addition, approximately $83 million was used to pay down the amount outstanding under the revolving credit portion of the Senior Credit Agreement. In connection with the issuance of the Senior Notes certain subsidiaries were merged and or liquidated into other subsidiaries. On August 27, 1997, the Issuers filed a registration statement on Form S-4 registering the Issuers' Series B 9 1/2% Senior Notes due 2005 (the "Registration Statement"), to be offered in exchange for the Senior Notes. The Registration Statement was declared effective by the Securities and Exchange Commission as of 1:00 p.m. on October 29, 1997

       Simultaneously with the issuance of the Senior Notes, the Senior Credit Agreement was amended and now provides for borrowings of up to the lesser of a borrowing base or $200 million under a revolving credit facility.

       The Company had outstanding letters of credit totaling approximately $1.3 million as of June 30, 1998.

       The Senior Credit Agreement, Senior Notes and Senior Subordinated Notes contain certain restrictive covenants relating to cash flow, capital expenditures, debt, trust principal, trust distributions, leases, and liens on assets.


4.     RELATED PARTY TRANSACTIONS

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

[S]
       The result of these related party transactions is a net receivable, which is included in accounts receivable as follows:


                                                                       June 30               December 31
                                                                       -------               -----------
                                                                 1998           1997             1997
                                                                 ----           ----             ----
         Net Accounts Receivable                             $      36,529  $      16,838   $        36,690
         Net Accounts Payable                                        2,548          2,377             4,430
                                                             -------------  -------------   ---------------

         Net Accounts Receivable                             $      33,981  $      14,461   $        32,260
                                                             =============  =============   ===============


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



                                                        For The Three Month     For The Six Month
                                                            Period Ended          Period Ended
                                                              June 30,               June 30,
                                                              --------               --------
                                                          1998      1997        1998       1997
                                                          ----      ----        ----       ----
Net sales                                                100.0%     100.0%     100.0%     100.0%
Cost of products sold                                     84.8       83.8       82.5       81.9
                                                         -----      -----     ------     ------
Gross profit                                              15.2       16.2       17.5       18.1
Selling, general and administrative expenses               8.6        8.2        8.7        8.9
Payments to beneficiary in lieu of trust
distributions                                              0.2        0.2        0.2        0.2
                                                         -----      -----       ----       ----
Income from operations                                     6.4        7.8        8.6        9.0
Interest expense                                           6.0        4.6        5.2        4.4
                                                         -----      -----       ----       ----
Income before taxes                                        0.4        3.2        3.4        4.6
Tax provision                                             (0.2)       0.4        0.3        0.4
                                                         =====      =====       ====       ====
Net  income                                                0.6%       2.8%       3.1%       4.2%
                                                         =====      =====       ====       ====

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997.

Net sales for the three and six months ended June 30, 1998 increased $17.6 million and $24.5 million, compared to the three months and six months ended June 30, 1997. This is an 11.0% increase to $178.0 million for the three months ended June 30, 1998 and 7.7% increase to $344.6 million for the six months ended June 30, 1998, compared to $160.4 million and $320.1 million, for the same periods in 1997. The increase in sales in 1998 is primarily a result of the increased volumes in the core comparable business offset by planned reductions in the selling price mandated by customers to offset expected annual productivity improvements. Sales for the three months ended June 30, 1998 decreased by approximately $8.3 million due to strikes at certain General
Motors Corporation ("GM") plants. Sales for the month of July 1998 are estimated to decrease by approximately $18.8 million, due to the GM strike.

Gross profit for the three months ended June 30, 1998 increased $0.9 million, or 3.5%, to $26.9 million compared to $26.0 million for the three months ended June 30, 1997. Gross profit for the six months ended June 30, 1998 increased $1.9 million, or 3.4%, to $59.9 million compared to $58.0 million for the six months ended June 30, 1997. The increase in gross profit for the three and six months ended June 30, 1998 is due primarily to the increase in sales. Gross profit as a percentage of sales decreased (1.0)% for the three months ended and (0.6)% for the six months ended June 30, 1998, as compared to the same periods in 1997. The decrease in gross profit as a percentage of sales is primarily due to the GM strike, model changeover cost, and selling price reductions, which have become industry practice in recent years, as OEM customers continue to expect annual productivity improvements on the part of the supplier.

Selling, general and administrative expenses increased $2.0 million, or 15.6% for the three months ended June 30, 1998 to $15.2 million, compared to $13.2 million in the same period of 1997. During the six months ended June 30, 1998 selling, general and administrative expenses increased $1.5 million, or 5.4% to $30.1 million, compared to $28.6 million in the same period of 1997. As a percentage of net sales, selling, general and administrative expenses have decreased to 8.7% for the six months ended June 30, 1998, compared to 8.9% in the same period for 1997.

Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation tax status, totaled $0.4 million and $0.3 million for the three months ended June 30, 1998 and 1997. During the six month periods ended June 30, 1998 and 1997, $0.4 million and $0.5 million was paid to the beneficiary, respectively. These amounts were paid as compensation rather than as distributions of Trust principal. As a result of state tax law changes, the Company may pay such amounts to the beneficiary as distributions of Trust principal in the future, rather than as compensation.

As a result of the foregoing, income from operations in the six months ended June 30, 1998 increased $0.5 million, or 1.8%, to $29.4 million, compared to $28.9 million in the same period of 1997. Income from operations in the three months ended June 30, 1998 decreased $(1.2) million, or (9.5)%, to $11.3 million, compared to $12.5 million in the same period of 1997. As a percentage of net sales, income from operations decreased to 6.4% in the three months ended June 30, 1998 from 7.8% in the same period for 1997. For the six months ended June 30, 1998 and 1997, income from operations as a percentage of net sales decreased to 8.6% from 9.0%, respectively.

Interest expense increased $3.4 million and $3.6 million to $10.7 and $17.8 million, respectively, in the three months and six months ended June 30, 1998, compared to $7.3 million and $14.2 million in the same periods of 1997. The increase is the result of additional borrowing on the line of credit to fund increased working capital needs.

As a result of the foregoing, net income for the three months ended June 30, 1998 decreased $(3.5) million, to $1.0 million compared to $4.5 million for the three months ended June 30, 1997. Net income for the six months ended June 30, 1998 decreased $(2.7) million to $10.6, compared to $13.3 million for the six months ended June 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated working capital was $163.6 million at June 30, 1998 compared to $88.2 million at June 30, 1997, an increase of $75.4 million. The Company's working capital ratio increased to 3.10x at June 30, 1998 from 1.81x at June 30, 1997. This increase is due to an increase in current assets, principally accounts receivable, in addition to an overall net reduction in current liabilities. Net cash used in operating activities was $3.8 million for the six months ended June 30, 1998 compared to net cash provided of $12.6 million for the same period in 1997. This decrease is due primarily to the increase in accounts receivable and decrease in accounts payable.

Capital expenditures were $15.0 million for the six months ended June 30, 1998 compared to $18.8 million for the same period in 1997. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

The Senior Credit Agreement permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200 million less the amount of any letter of credit issued against the Senior Credit Agreement. As of June 30, 1998, the Company had $51.9 million of availability thereunder. The Senior Credit Agreement and each of the indebtedness for the Senior Notes and the Senior Subordinated Notes contain various covenants. As of June 30, 1998, the Company was in compliance with all such covenants.

Net cash provided by financing activities was $30.0 million for the six months ended June 30, 1998 compared to net cash used of $8.9 million for the same period in 1997. The decrease is principally the result of additional borrowing on the line of credit to fund increased working capital needs.

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

The Company is in the process of initiating formal communication with all its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

     4.2   **                Registration Rights Agreements, dated as of July 9,1997 among Venture
                             Holdings  Trust,   Vemco  Inc,  Venture  Industries   Corporation,   Venture  Holdings
                             Corporation  Inc.,  Venture Leasing  Company,  Venture Mold & Engineering  Corporation
                             and Venture Service Company as Issuers,  and First Chicago Capital  Markets,  Inc., as
                             Initial Purchaser filed as Exhibit 4.3 to the Registrant's  Registration  Statement on
                             Form S-4, effective October 29, 1997 and incorporated herein by reference.

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

     10.2.1**                Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate
                             Opportunity Agreement, filed as Exhibit 10.2 for the benefit of the holders of the Issuers'
                             9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrant's Registration
                             Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

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

     27.1  *                 Financial Data Schedule


     ----------------

     *      Filed herewith
     **    Previously filed

                  (b)      Reports on Form 8-K.

                           The Company was not required to file a current report on Form 8-K during the three months ended June 30, 1998 and none were filed during that period.

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



Date:  August 14, 1998                   / s /  Michael G. Torakis
                                         -------------------------
                                         Michael G. Torakis
                                            President and
                                            Chief Financial Officer

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

     4.2   **                Registration Rights Agreements, dated as of July 9,1997 among Venture
                             Holdings  Trust,   Vemco  Inc,  Venture  Industries   Corporation,   Venture  Holdings
                             Corporation  Inc.,  Venture Leasing  Company,  Venture Mold & Engineering  Corporation
                             and Venture Service Company as Issuers,  and First Chicago Capital  Markets,  Inc., as
                             Initial Purchaser filed as Exhibit 4.3 to the Registrant's  Registration  Statement on
                             Form S-4, effective October 29, 1997 and incorporated herein by reference.

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

     10.2.1**                Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate
                             Opportunity Agreement, filed as Exhibit 10.2 for the benefit of the holders of the Issuers'
                             9 1/2% Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrant's Registration
                             Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference

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

     27.1  *                 Financial Data Schedule

---------------
*  Filed herewith
** Previously filed