Form 10-Q
period 1998-09-30
VENTURE HOLDINGS TRUST
filed 1998-11-13
CIK 864167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the period ended September 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934


         For the transition period from           to
                                       -----------  --------------

                       Commission file Numbers: 333-34475

                             VENTURE HOLDINGS TRUST
             (Exact name of registrant as specified in its charter)
  Michigan                             3714                      38-6530870
            (Primary standard industrial classification code number)

                                   VEMCO, INC.
  Michigan                                                       38-2737797
                         VENTURE INDUSTRIES CORPORATION
  Michigan                                                       38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
  Michigan                                                       38-2556799
                             VENTURE LEASING COMPANY
  Michigan                                                       38-2777356
                               VEMCO LEASING, INC.
  Michigan                                                       38-2777324
                          VENTURE HOLDINGS CORPORATION
  Michigan                                                       38-2793543
                             VENTURE SERVICE COMPANY
  Michigan                                                       38-3024165

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

Yes     X        No
    --------       --------

The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                                TABLE OF CONTENTS
                                -----------------



PART I            FINANCIAL INFORMATION (UNAUDITED)                                      PAGE #
                  --------------------------------                                       ------

         Item 1.      Financial Statements
                      Consolidated Balance Sheets as of September 30, 1998,
                      December 31, 1997 and September 30, 1997                              1

                      Consolidated  Statements of Income and Trust Principal for the
                      Three and Nine Months Ended September 30, 1998 and 1997               2

                      Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 1998 and 1997                                     3

                      Notes to Consolidated Financial Statements                            4

         Item 2.      Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                               7

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk            9


PART II.              OTHER INFORMATION (UNAUDITED)
                      ----------------------------

         Item 6.      Exhibits and Reports on Form 8-K                                      10

         Signature                                                                          12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS TRUST
----------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                          Sept. 30,                           Sept. 30,
                                                             1998            Dec. 31,            1997
ASSETS                                                   (Unaudited)           1997          (Unaudited)
------                                                   -----------           ----          -----------
CURRENT ASSETS:
       Cash and cash equivalents                       $          2,575  $          1,477  $          1,881
       Accounts receivable, net (Note 4)                        175,439           161,157           168,459
       Inventories (Note 2)                                      55,522            52,616            49,829
       Prepaid and other current assets                           7,900             8,994            11,664
                                                          --------------    --------------     -------------
                Total current assets                            241,436           224,244           231,833

Property, Plant and Equipment, Net                              200,458           205,765           204,104

Goodwill, Net                                                    52,492            53,900            54,693

Other Assets                                                     26,685            25,771            20,832

Deferred Tax Assets                                              12,224            14,442            13,439
                                                          --------------    --------------     -------------

Total Assets                                           $        533,295  $        524,122  $        524,901
                                                          ==============    ==============     =============

LIABILITIES AND TRUST PRINCIPAL
Current Liabilities:
       Accounts payable                                $         57,138  $         70,047  $         63,607
       Accrued payroll and taxes                                  9,403             7,341             8,231
       Accrued interest                                           6,403            12,148             4,094
       Accrued expenses                                           4,823             6,485            11,844
       Current portion of long-term debt                          1,693             3,122             3,721
                                                          --------------    --------------     -------------
                Total current liabilities                        79,460            99,143            91,497

Other Liabilities                                                 7,489            14,281            11,805

Deferred Tax Liabilities                                         12,283            13,350            13,273

Long Term Debt (Note 3)                                         362,630           333,066           344,176

Trust Principal                                                  71,433            64,282            64,150
                                                          --------------    --------------     -------------

Total Liabilities and Trust Principal                  $        533,295  $        524,122  $        524,901
                                                          ==============    ==============     =============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF INCOME AND TRUST PRINCIPAL (Unaudited)
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                       -------------                    --------------
                                                    1998            1997            1998            1997
                                                    ----            ----            ----            ----

NET SALES                                        $   137,971     $    136,415     $  482,563    $     456,530

COST OF PRODUCT SOLD                                 116,225          118,522        400,899          380,682
                                                 ------------    ------------     -----------    ------------

GROSS PROFIT                                          21,746           17,893         81,664           75,848

SELLING  GENERAL AND                                  14,954           13,534         45,055           42,097
  ADMINISTRATIVE EXPENSE

PAYMENTS TO BENEFICIARY IN                                 0                0            360              472
  LIEU OF TRUST DISTRIBUTIONS
                                                 ------------    ------------     -----------    ------------

INCOME FROM OPERATIONS                                 6,792            4,359         36,249           33,279

INTEREST EXPENSE                                       9,559            6,344         27,401           20,551
                                                 ------------    ------------     -----------    ------------

(LOSS) INCOME BEFORE TAXES                            (2,767)          (1,985)         8,848           12,728

TAX  PROVISION (BENEFIT)                                 635              (77)         1,697            1,337
                                                 ------------    ------------     -----------    ------------

NET (LOSS) INCOME                                     (3,402)          (1,908)         7,151           11,391

TRUST PRINCIPAL,                                      74,835           66,058         64,282           52,759
   BEGINNING OF PERIOD
                                                 ------------    ------------     -----------    ------------

TRUST PRINCIPAL,                                 $    71,433     $     64,150     $   71,433     $     64,150
   END OF PERIOD                                 ============    ============     ===========    ============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
----------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                               1998               1997
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $       7,151      $      11,391
       Adjustments to reconcile net income to net
         cash used in operating activities:
           Depreciation and amortization                                          28,369             24,579
           Change in accounts receivable                                         (16,373)           (38,790)
           Change in inventories                                                  (2,905)             1,271
           Change in prepaid and other current assets                              2,735              2,548
           Change in other assets                                                 (3,250)            (4,667)
           Change in accounts payable                                            (12,909)           (21,214)
           Change in accrued expenses                                             (5,344)            (7,392)
           Change in other liabilities                                            (6,793)            (4,107)
           Change in deferred taxes                                                 (489)             1,156
                                                                          ---------------     --------------
           Net cash used in operating activities                                  (9,808)           (35,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                      (17,229)           (22,040)
       Purchase of subsidiaries, net of cash acquired                                  0             (4,190)
                                                                          ---------------     --------------
           Net cash used in operating activities                                 (17,229)           (26,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of debt                                              0            205,000
       Principal payments on debt                                                 (2,865)          (122,100)
       Net borrowings under revolving credit agreement                            31,000            (35,000)
                                                                          ---------------     --------------
           Net cash provided by financing activities                              28,135             47,900
                                                                          ---------------     --------------

           NET INCREASE (DECREASE) IN CASH                                         1,098            (13,555)

CASH AT BEGINNING OF PERIOD                                                        1,477             15,436
                                                                          ===============     ==============
CASH AT END OF PERIOD                                                      $       2,575      $       1,881
                                                                          ===============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for interest                            $      33,146      $      21,323
                                                                          ===============     ==============
       Cash paid during the period for taxes                               $         285      $         124
                                                                          ===============     ==============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Trust (hereinafter referred to as the "Trust") and all domestic subsidiaries and a foreign subsidiary that are all wholly owned, including Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation, Venture Service Company, Experience Management L.L.C. and Venture Industries Canada, Ltd. (collectively referred to as the "Company"). In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       Separate financial statements for the Trust and each subsidiary are not included in this report because each entity (other than Venture Industries Canada, Ltd. and Experience Management L.L.C.) is jointly and severally liable for the Company's senior bank credit agreement (the "Senior Credit Agreement") and 9 1/2% Senior Notes due 2005 (the "Senior Notes"); and each entity (including Venture Industries Canada, Ltd. but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's 9 3/4% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the subsidiaries of the Trust are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Industries Canada, Ltd. represents less than 1% of total assets, net earnings, net trust principal and operating cash flow.

2.     INVENTORIES

       Inventories included the following (in thousands):

                                      Sept. 30,  Dec. 31,   Sept. 30,
                                        1998       1997       1997
                                        ----       ----       ----

Raw materials                          $ 25,719  $ 26,036   $ 24,929
Work-in-process - manufactured parts      2,949     2,863      4,535
Work-in-process - molds                  14,284    10,922     11,297
Finished goods                           12,570    12,795      9,068
                                       --------  --------   --------

  Total                                $ 55,522  $ 52,616   $ 49,829
                                       ========  ========   ========

3.     DEBT

       Debt consisted of the following (in thousands):

                                                                 Sept. 30,      Dec. 31,         Sept. 30,
                                                                   1998           1997             1997
                                                                   ----           ----             ----
         Revolving credit agreement with fluctuating            $   76,000     $   45,000      $     56,000
             Interest rates, currently from 7.9375 to 9.75
         Series B senior notes payable, Due 2005                   205,000        205,000           205,000
             with interest at 9.5%
         Senior subordinated notes payable                          78,940         78,940            78,940
             with interest at 9.75%
         Capital leases with interest from 8.25%                     1,724          5,023             3,772
             to 11.5%
         Installment notes payable with                              2,659          2,225             4,185
             interest from 5.85% to 11.75%                      -----------    -----------     -------------
                 Total                                             364,323        336,188           347,897
         Less current portion of debt                                1,693          3,122             3,721
                                                                -----------    -----------     -------------

         Total                                                  $  362,630     $  333,066      $    344,176
                                                                ===========    ===========     =============

       In the third quarter of 1997, the Trust, and each of its wholly owned subsidiaries, other than Venture Industries Canada, Ltd. and Experience Management L.L.C., which was not in existence at the time, (collectively, the "Issuers") issued $205 million of Senior Notes. The net proceeds of $199 million were used to repay Term loans and the amount outstanding under the revolving credit portion of the Senior Credit Agreement. In connection with the issuance of the Senior Notes, certain subsidiaries were merged and or liquidated into other subsidiaries. On August 27, 1997, the Issuers filed a registration statement on Form S-4 registering the Issuers' Series B 9 1/2% Senior Notes due 2005 (the "Registration Statement"), to be offered in exchange for the Senior Notes. The Registration Statement was declared effective by the Securities and Exchange Commission on October 29, 1997.

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

       The Company had outstanding letters of credit totaling approximately $2.7 million as of September 30, 1998.

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

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                               Sept. 30,      Dec. 31,        Sept. 30,
                                                                 1998           1997            1997
                                                                 ----           ----            ----
         Net accounts receivable                              $  41,441     $   36,690       $   23,679
         Net accounts payable                                     7,356          4,430            2,015
                                                                --------      ---------      ----------

         Net accounts receivable                              $   34,085     $   32,260      $   21,664
                                                                ========      =========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following management's discussion and analysis of results of operations and financial condition ("MD&A") should be read in conjunction with the MD&A included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                                             Three months ended         Nine months ended
                                                                September 30,             September 30,
                                                             1998          1997         1998         1997
                                                             ----          ----         ----         ----

Net sales                                                   100.0  %     100.0  %     100.0  %     100.0  %
Cost of products sold                                        84.2         86.9         83.1         83.4
                                                          --------     --------      -------      -------
Gross profit                                                 15.8         13.1         16.9         16.6
Selling, general and administrative expense                  10.9          9.9          9.3          9.2
Payments to beneficiary in lieu of trust distributions        0.0          0.0          0.1          0.1
                                                          --------     --------      -------      -------
Income from operations                                        4.9          3.2          7.5          7.3
Interest expense                                              6.9          4.7          5.7          4.5
                                                          --------     --------      -------      -------
(Loss) income before taxes                                  (2.0)        (1.5)          1.8          2.8
Tax provision (benefit)                                      0.5         (0.1)          0.3          0.3
                                                          ========     ========      =======      =======
Net (loss) income                                           (2.5)  %     (1.4)  %       1.5  %       2.5  %
                                                          ========     ========      =======      =======

THIRD QUARTER 1998 VS. THIRD QUARTER 1997

NET SALES. Third quarter 1998 net sales increased $1.6 million, or 1.1%, from the third quarter of 1997. Sales for the third quarter decreased by approximately $18.8 million due to strikes at certain General Motors Corporation plants. Excluding the impact of the strikes, the increase in net sales in 1998 is primarily a result of increased volumes in the core comparable business offset by planned reductions in the selling price mandated by customers to offset expected annual productivity improvements.

GROSS PROFIT. Third quarter 1998 gross profit margin of 15.8% increased from the 13.1% gross profit margin for the third quarter 1997. Third quarter gross profit margins have decreased in 1998 and 1997 as compared with the gross profit margins of 17.5% and 18.1% during the first six months of 1998 and 1997, respectively, largely due to the GM strikes, model changeover cost, and selling price reductions, which have become industry practice in recent years as OEM customers continue to expect annual productivity improvements on the part of the supplier. Third quarter 1997 gross profit margin was further reduced by a significant decrease in tooling sales, which generally account for higher margins than sales of components.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Third quarter 1998 selling, general and administrative ("SG&A") expense was $15.0 million, or 10.9% of net sales, compared to $13.5 million, or 9.9% of net sales, for the third quarter 1997. The increase in SG&A expense is attributable to growth in operations as compared to the prior year. The increase in SG&A expense as a percentage of net sales is primarily due to the decrease in net sales during the third quarter of 1998 as a result of the GM strikes.

INTEREST EXPENSE. Third quarter interest expense increased $3.2 million to $9.6 million in 1998 as compared to 1997. The increase is the result of additional borrowing to fund increased working capital needs.

FIRST NINE MONTHS OF 1998 VS. FIRST NINE MONTHS OF 1997

NET SALES. First nine months of 1998 net sales increased $26.0 million, or 5.7%, from the first nine months of 1997. The increase in net sales in 1998 is primarily a result of increased volumes in the core comparable business offset by planned reductions in the selling price mandated by customers to offset expected annual productivity improvements. Sales for the first nine months of 1998 decreased by approximately $27.1 million due to strikes at certain General Motors Corporation plants.

GROSS PROFIT. First nine months of 1998 gross profit margin of 16.9% is comparable with the 16.6% gross profit margin for the first nine months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. First nine months of 1998 SG&A expense of $45.1 million, or 9.3% of net sales, is comparable with the SG&A expense of $42.1 million, or 9.2% of net sales, for the first nine months of 1997.

PAYMENTS TO BENEFICIARY IN LIEU OF TRUST DISTRIBUTIONS. Payments to the beneficiary of the Trust, in the amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation tax status, totaled $0.4 million and $0.5 million for the first nine months of 1998 and 1997, respectively. These amounts were paid as compensation rather than as distributions of Trust principal. As a result of state tax law changes, the Company may pay such amounts to the beneficiary as distributions of Trust principal in the future, rather than as compensation.

INTEREST EXPENSE. Interest expense for the first nine months of 1998 of $27.4 million increased $6.9 million as compared to the first nine months of 1997. The increase is the result of additional borrowing to fund increased working capital needs.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $162.8 million at September 30, 1998 compared to $140.3 million at September 30, 1997, an increase of $22.5 million. The Company's working capital ratio increased to 3.05x at September 30, 1998 from 2.53x at September 30, 1997. The increase is due to an increase in current assets, primarily accounts receivable, in addition to an overall net reduction in current liabilities. Net cash used in operating activities was $9.8 million for the nine months ended September 30, 1998 compared to net cash used of $35.2 million for the same period in 1997. The decrease in cash used in operations is due primarily to reductions in the net increase in accounts receivable and the net decrease in accounts payable.

Capital expenditures were $17.2 million for the nine months ended September 30, 1998 compared to $22.0 million for the same period in 1997. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

The Senior Credit Agreement permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200 million less the amount of any letters of credit issued against the Senior Credit Agreement. As of September 30, 1998, the Company had $39.4 million of availability thereunder. The Senior Credit Agreement and each of the indentures for the Senior Notes and the Senior Subordinated Notes contain various covenants. As of September 30, 1998, the Company was in compliance with all such covenants.

Net cash provided by financing activities was $28.1 million for the nine months ended September 30, 1998 compared to net cash provided of $47.9 million for the same period in 1997. In the third quarter of 1997, the Trust issued $205 million of Senior Notes. The net proceeds of $199 million was used to repay Term loans and the amount outstanding under the revolving credit portion of the Senior Credit Agreement. As a result, less cash was provided by financing activities during the first nine months of 1998 as compared with the first nine months of 1997.

The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs, capital expenditures required for the operation of its business and debt service requirements through the end of 1999.

YEAR 2000 ISSUE

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

The Company is using a multi-step approach in conducting its Year 2000 project. The steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices (including information technology and non-information technology) with potential
Year 2000 problems, has been completed. The next step, completed earlier in 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. The remediation and testing steps are expected to be completed during the first quarter of 1999. As a result of the first step, the Company does not believe it will incur significant costs remediating non-information technology systems for Year 2000 compliance.

The Company believes its most reasonably likely worst case scenario is that certain suppliers would not be able to supply the Company with key materials, thus disrupting the manufacture and sale of products to customers. The Company has sent formal questionnaires to its significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company is taking steps to monitor the progress made by those parties, is awaiting to receive Year 2000 action plans, and intends to test critical system interfaces, as the Year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that the failure to properly convert by another company would not have a material adverse effect on the Company.

The costs of the Company's Year 2000 compliance effort are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems which will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation, in part due to the reallocation of internal resources. As a result, these costs are not expected to have a material adverse effect on the Company's overall results of operations or financial position.


                                  * * * * * * *

The foregoing discussion in MD&A contains a number of "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the Company successfully remediating Year 2000 issues; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     4.1   **              Indenture for 91/2% Senior Notes due 2005 (including
                           form of Notes) filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, effective October 29, 1997 and incorporated herein by reference.

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

     27.1 *                Financial Data Schedule
     ----------------

     *      Filed herewith
     **    Previously filed

                  (b)      Reports on Form 8-K.

                           The Company was not required to file a current report on Form 8-K during the three months ended September 30, 1998 and none were filed during that period.

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



Date:  November 13, 1998             / s /  Michael G. Torakis
                                     --------------------------------------
                                     Michael G. Torakis
                                        President and
                                        Chief Financial Officer

                                     Signing on behalf of each registrant and as principal financial officer of each registrant.

                              INDEX OF EXHIBITS


EXHIBIT         DESCRIPTION
-------         -----------

EX-27           FINANCIAL DATA SCHEDULE