Form 10-K
period 1998-12-31
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1999-03-31
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                                Commission file Number:           333-34475
                                                                  ---------

                             VENTURE HOLDINGS TRUST
             (Exact name of registrant as specified in its charter)
  Michigan                            3714                            38-6530870
            (Primary standard industrial classification code number)

                                   VEMCO, INC.
  Michigan                                                            38-2737797
                         VENTURE INDUSTRIES CORPORATION
  Michigan                                                            38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
  Michigan                                                            38-2556799
                             VENTURE LEASING COMPANY
  Michigan                                                            38-2777356
                               VEMCO LEASING, INC.
  Michigan                                                            38-2777324
                          VENTURE HOLDINGS CORPORATION
  Michigan                                                            38-2793543
                             VENTURE SERVICE COMPANY
  Michigan                                                            38-3024165

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

Yes    X      No
      ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                             VENTURE HOLDINGS TRUST
                                    FORM 10-K
                                TABLE OF CONTENTS
                                -----------------

                                                                                                           PAGE #
                                                                                                           ------
PART I
         Item 1.  Business                                                                                   3
         Item 2.  Properties                                                                                 6
         Item 3.  Legal  Proceedings                                                                         8
         Item 4.  Submission of Matters to Vote of Security Holders                                          8

PART II
         Item 5.  Market for the Registrant's Common Equity and Related Stockholders Matters                 9
         Item 6.  Selected Consolidated Financial Data                                                       9
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of                10
                  Operations
         Item 7a. Quantitative and Qualitative Disclosures about Market Risks                               15
         Item 8.  Financial Statements and Supplementary Data                                               15
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      32

PART III.
         Item 10. Directors and Executive Officers of Registrant                                            32
         Item 11  Executive Compensation                                                                    33
         Item 12  Security Ownership of Certain Beneficial Owners and Management                            34
         Item 13  Certain Relationships and Related Transactions                                            34
         Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                           37

SIGNATURES                                                                                                  38

                                     PART 1

ITEM 1.  BUSINESS
GENERAL

    Venture Holdings Trust (the "Trust") together with its wholly owned subsidiaries (each a "Subsidiary" and, collectively, the "Subsidiaries") is a leading systems integrator, designer and manufacturer of high quality molded and painted parts for automotive original equipment manufacturers ("OEMs") and other direct, or "Tier 1," suppliers to the OEMs. As used herein, the "Company" refers to the Trust and the Subsidiaries taken as a whole. The Company's products include both exterior and interior plastic components. Exterior components include such items as front and rear bumper fascias, body side moldings, claddings, fenders, grille opening panels and reinforcements, farings, wheel lips, spoilers, and large body panels such as hoods, sunroofs, doors and lift gates. Interior components include instrument panel systems, airbag covers, sidewall trim, garnishment molding systems, door panels and consoles. The Company's principal customers include various divisions of General Motors Corporation ("General Motors" or "GM"), Ford Motor Company ("Ford"), DaimlerChrysler Corporation ("DaimlerChrysler") and a number of their various Tier 1 suppliers, such as Autoliv S.A., and TRW Automotive Company.

    The Company believes that it is enhancing its competitive position to the OEMs and other Tier 1 suppliers by moving away from positioning itself exclusively as a component supplier to being a provider of complete interior and exterior systems, consisting of rapid design, engineering, prototyping, manufacturing and assembly expertise. The Company continuously strives to maintain what it believes to be an industry leading position, applying state-of-the-art design and engineering technology, including computer-aided design/computer-aided manufacturing ("CAD/CAM") and optical-based design techniques. The Company believes that early involvement in the design and engineering of new components and systems affords the Company a competitive advantage in securing new business and provides its customers with innovative cost reduction opportunities through the Company's involvement in the coordination of design, development and just-in-time manufacturing processes.

    The Company has benefited from many of the changes occurring in the automotive industry. As OEMs continue to consolidate suppliers, the Company is well positioned to remain a leader since the OEMs favor large, multi-dimensional suppliers with global strategic relationships. In recent years, Ford and Chrysler have increasingly transferred primary responsibility for design and engineering of automotive components to full-service suppliers. The automotive industry has increased the use of plastics in both interior and exterior components of a vehicle to (i) reduce vehicle weight and cost; (ii) enhance design flexibility; and (iii) shorten development time and improve quality. As molding and painting technologies continue to improve, the use of plastics for exterior trim is expected to increase.

    Venture Holdings Trust was established December 28, 1987 by Larry J. Winget ("Mr. Winget") by agreement (the "Trust Agreement") with a financial institution as Trustee. Effective October 19, 1993, Mr. Winget assumed the duties of sole Trustee (the "Trustee"). The Trust owns, directly or indirectly, all of the outstanding capital stock of, or equity interests in, each of the Subsidiaries.

    The Company's principal executive offices are located at 33662 James J. Pompo Drive, Fraser, Michigan 48026, and its telephone number is (810) 294-1500.

RECENT DEVELOPMENTS
    On March 8, 1999, the Trust's subsidiary, Venture Beteiligungs GmbH, entered into an agreement to acquire Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"). Interior components include dashboards and door panels, which it supplies to a wide range of European OEMs, including Volkswagen("VW"), Audi, Seat, Skoda, Porsche, Opel and Daimler-Benz. Exterior components include bumpers and hatchback doors, which are supplied to VW, Audi, Seat, Skoda, Porsche, BMW, PSA, Renault, Volvo, Daimler-Benz, and Opel.

    Peguform's headquarters and engineering facilities are located in Botzingen, Germany. It has manufacturing facilities in Germany, France, Spain, the Czech Republic, and Mexico. During the quarter ending June 30, 1999, Peguform plans to begin manufacturing operations at a new facility in Brazil.

    The aggregate purchase price for Peguform is approximately DEM 850 million (approximately $466 million based upon the published United States Dollar exchange rate on March 30, 1999), subject to certain post-closing adjustments. Consummation of the Peguform Acquisition is subject to only limited conditions, including approval of the shareholders of Klockner-Werke AG, the parent of Peguform, and receipt of regulatory approvals. The purchase agreement does not permit the Company to terminate the transaction, even if there has been a material adverse change in the business of Peguform from the date of signing the purchase agreement to closing, which is currently expected to occur no later than May 31, 1999.

    The Company has executed commitment letters with BankOne Corporation, and its affiliates, pursuant to which BankOne Corporation has committed, subject to certain conditions, to provide financing for the Peguform Acquisition.

PRINCIPAL PRODUCTS
    The Company produces thermoplastic injection molded, compression molded and RIM plastic parts primarily for OEMs and other Tier 1 suppliers. The production of many of the Company's components requires sophisticated technology and considerable manufacturing expertise. The Company utilizes two component paint technology, including soft-touch paints for interior applications (principally air bag covers and interior consoles), as well as base coat and clear coat paints applied to exterior components including fascias, fenders, lift gates, wheel lips, spoilers and side moldings. The Company's sidewall hard trim components, scuff plates and seat back trims are molded in color. Vinyl and cloth wrapping techniques are used to manufacture the Company's instrument panels, sidewall hard trim components and door panels. The Company also emphasizes complex products, such as instrument panels, which require the integration of multiple components, including ashtrays and glove compartments, into complete sub-assemblies.

    The following sets forth information about the Company's automotive products and vehicle models on which they are used or for which the Company has been awarded business

        ------------------- --------------------------------------------------------------- ---------------------------------------
            COMPONENT        OEM/CUSTOMER               1999 PRODUCTION(A)                  AWARDED BUSINESS ON FUTURE PRODUCTION(B)
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Interior Trim       General Motors  Achieva, Blazer, Cadillac S5S, Camero,          Bravada, Blazer Century, Jimmy,
                                            Cavalier, Century, Express/Savana Van,          Regal, Envoy, GMT 370, GMT 560
                                            Lumina, Park Avenue, Regal, STS Skylark,
                                            Sunfire, Suburban, TransAm, Tahoe
                            --------------- ----------------------------------------------- ---------------------------------------
                            Ford            Continental, Escort, Mountaineer, Taurus
                            --------------- ----------------------------------------------- ---------------------------------------
                            Chrysler        B Van, Breeze, Cirrus, Concorde, Eagle,         B Van, Breeze, Cherokee, Cirrus,
                                            Grand Cherokee, LHS, 300M, Intrepid, Neon,      Neon,  Stratus, PT
                                            Stratus, Wrangler, Viper
                            --------------- ----------------------------------------------- ---------------------------------------
                            DEPCO           Bonneville
                            --------------- ----------------------------------------------- ---------------------------------------
                            Finley          Beauville
                            Industries
                            --------------- ----------------------------------------------- ---------------------------------------
                            Lear            Chrysler Ram 150/350 Pickup, Windstar
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Instrument and      General Motors  Corvette
        Door Panels/        --------------- ----------------------------------------------- ---------------------------------------
        Assemblies          Chrysler        B Van                                           B Van, Jeep Cherokee
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Airbag Covers       Autoliv         Accord, Alero Cobra, Caravan, Grand Am, Grand
                                            Cherokee, Mazda 626, Mustang, Mercedes,
                                            Navigator, S5S, Sable, Subaru, Taurus Town &
                                            Country, Volkswagen Voyager
                            --------------- ----------------------------------------------- ---------------------------------------
                            Breed           Suzuki Tracker, Wrangler                        Chrysler RS
                            --------------- ----------------------------------------------- ---------------------------------------
                            TRW             Breeze, Cirrus, Mustang, Neon, Stratus,
                                            PN96, Town Car, Ranger
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Cladding/Exterior   General Motors  Achieva, Achieve GT, Astro Van, Blazer,         Malibu
                                            Bonneville, Cavalier, Century,
                                            Corvette, Denali, DeVille, Eldorado,
                                            Escalade, Express/Savana Van, Grand
                                            Am, Grand Am GT, Grand Prix,
                                            Intrigue, Lumina, Monte Carlo, Opel,
                                            Regal, Safari, Saturn, Silhouette,
                                            Skylark, Sunfire, Transport, Yukon,
                                            Venture
                            --------------- ----------------------------------------------- ---------------------------------------
                            Ford            Econoline Van, Escort, Expedition, Explorer,    Navigator
                                            F-Series Pickups,  Mustang, Navigator,
                                            Nissan, Quest, Ranger, Villager, Windstar
                            --------------- ----------------------------------------------- ---------------------------------------
                            Chrysler        B Van, Dakota, Durango, Eclipse, Minivan,       Dakota, Mercedes M Class
                                            Viper
                            --------------- ----------------------------------------------- ---------------------------------------
                            Freightliner    Truck
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Fascias             General Motors  Astro, DeVille, Denali, Escalade, Eldorado,
                                            LeSabre, Seville, Safari, Transport, Tahoe,
                                            Opel, STS, Venture, Yukon
                            --------------- ----------------------------------------------- ---------------------------------------
                            Ford            Expedition, F-Series Pickup, Explorer, Ranger
                            --------------- ----------------------------------------------- ---------------------------------------
                            Isuzu           Honda, Rodeo                                    Rodeo
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Functional          General Motors  Blazer, Delphi-AC Spark Plug, G Van,
        Components                          Express/Savana Van, Seville, Skylark
                            --------------- ----------------------------------------------- ---------------------------------------
                            Ford            Contour, Escort, F-Series Pick up, Jaguar,      Econoline Van, Thunderbird
                                            Lincoln LS, Mustang, Mystique, Navigator
        ------------------- --------------- ----------------------------------------------- ---------------------------------------
        Miscellaneous       Club Car        Golf Cart bodies
        Non-Automotive
        ------------------- --------------- ----------------------------------------------- ---------------------------------------

(a)  Represents models for which the Company will produce products in 1999.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    For the year ended December 31, 1998 and 1997, as a percentage of net sales, interior components accounted for approximately - 18% and 15%, exterior components accounted for 68% and 70%, and tooling accounted for 14% and 15%, respectively.

CUSTOMERS AND MARKETING
    The Company competes in the global OEM supplier industry, which is characterized by a small number of OEMs, which are able to exert considerable pressure on OEM suppliers. Sales to these customers consist of a large number of different parts, tooling and other services, which are sold to separate divisions and operating groups within each customer's organization. The Company has purchase orders from such customers. Such purchase orders generally provide for supplying the customer's requirements for a particular model or model year rather than for manufacturing a specific quantity of products. The loss of any one of such customers or purchase orders, or a significant decrease in demand for certain models or a group of related models sold by any of its major customers could have a material adverse effect on the Company. The failure of the Company to obtain new business for new models or to retain or increase business on redesigned existing models could adversely affect the Company. OEM customers are also able to exert considerable pressure on component and system suppliers to reduce costs, finance tooling, improve quality and provide additional design and engineering capabilities. There can be no assurance that the additional costs of increased quality standards, price reductions or additional engineering capabilities required by OEMs will not have a material adverse effect on the financial condition or results of operations of the Company.

    General Motors, Ford and DaimlerChrysler dominate the North American automotive market, although foreign OEMs have achieved significant market share. The Company's principal customers are General Motors, Ford and DaimlerChrysler and other Tier 1 suppliers, such as Autoliv, S.A. and TRW Automotive Company. While a large percentage of the Company's sales are derived from General Motors, Ford and Chrysler, the Company maintains a diversity of volume among the various divisions of the OEMs, and is further diversified by its position as a supplier for a number of high volume vehicle platforms manufactured by those divisions. The Company continues to pursue opportunities with foreign-based OEMs with North American operations. The Company's non-automotive customers include Club Car, Inc. (golf cart bodies and cowls).

    The approximate net sales and percentage of net sales to the Company's customers for the years ended December 31, 1996 through 1998 are shown below (dollars in millions):

                                          YEAR ENDED DECEMBER 31,
                                  1998            1997             1996
                             --------------  --------------   ---------------
            CUSTOMER
     ---------------------
     General Motors.......   $  246      38%   $  248      40%  $  145      41%
     Ford.................      150      23       170      27       57      16
     DaimlerChrysler......       98      15        47       8       41      12
     Foreign OEM's........       31       5        44       7       --      --
     Tier 1 Suppliers to
       OEMs...............       97      15        81      13       81      23
     Other Non-Automotive.       23       4        34       5       28       8
                             ------  ------    ------  ------   ------  ------
          Total...........   $  645     100%   $  624     100%  $  352     100%
                             ======  ======    ======  ======   ======  ======

    The Company's sales are made directly to the OEMs with marketing and customer support assistance provided by an affiliated company, wholly owned by Mr. Winget, and by other unaffiliated entities. See "Certain Transactions."

RAW MATERIALS
    The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene (including thermoplastics), polycarbonate, acrylonitrile-butadiene-styrene, fiberglass reinforced polyester, polyethylene terephthalate ("PET") and thermoplastic polyurethane ("TPU"); a variety of ingredients used in compounding materials used in the compression molding process; paint related products; and steel for production molds. Although all of these materials are available from one or more suppliers, the Company's customers generally specify materials and suppliers to be used by the Company in connection with a specific program. The Company procures most of its raw materials by issuing annual purchase orders under which the Company's annual needs for such materials are estimated. Releases against such purchase orders are made only upon the Company's receipt of corresponding orders from its customers. The Company has not experienced raw material shortages, although there can be no assurance the Company will not experience raw material shortages in the future.

COMPETITION
    The industry in which the Company competes is highly competitive. Competition generally occurs on the basis of product groups. A large number of actual or potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers, many of which are larger than the Company. Some of the Company's competitors include Magna International, Cambridge Industries, Inc., LDM Technologies, Textron Automotive division of Textron Corporation, Lear Corporation, The Budd Company plastic division, Johnson Controls, Inc., and United Technologies Automotive division, plus a large number of smaller competitors. In addition, the Company's business is increasingly competitive due to supplier consolidations resulting from OEM supplier optimization policies and the spin-off by OEMs of former in-house plastics manufacturing facilities.

    The Company competes on the basis of quality, cost, timely delivery and customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation, product testing capability and its ability to reduce the time from concept to mass production ("art-to-part"). The Company believes that as OEMs continue to strive to reduce new model development cost and timing, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors.

    Some of the OEMs have adopted supplier management policies designed to strengthen their supply base. These policies include designating only some of the suppliers as preferred future suppliers and, in some cases, encouraging new suppliers to begin to supply selected product groups. The Company is such a supplier to Chrysler and to Ford.

EMPLOYEES
    The Company believes that its future success will continue to be enhanced by rewarding and empowering employees. At December 31, 1998, the Company employed approximately 3,890 persons. The Company has 624 hourly persons at the Seabrook, New Hampshire and Lancaster, Ohio facilities, who are covered by collective bargaining agreements with the United Auto Workers. The Seabrook contract, representing about 11% of the workforce, expires June 1999, and the Lancaster contract expires in June 2001. The Company has not experienced any work stoppages and considers its relations with its employees to be good. However, many of the Company's OEM and Tier 1 supplier customers and other suppliers to the Company's customers are unionized, and work stoppages, slow-downs or other labor disputes experienced by, and the labor relations policies of, OEMs and other Tier 1 suppliers could have an adverse effect on the Company's results of operations.

PATENTS
    The Company has the right to use various patents, which aid in maintaining its competitive position. These patents begin to expire in the next 15 years. The expiration of such patents is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

    Estimates of the costs of future compliance with such environmental laws are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 1998, the Company had a reserve of approximately $1.3 million to address the known issues and for known compliance monitoring activities that may be incurred. It is possible that final resolution of some of these matters may require the Company to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the reserve is recorded, the Company believes that any resulting adjustment should not materially affect its consolidated financial position.

ITEM 2.  PROPERTIES
    The Company's executive offices are located in Fraser, Michigan. Molding operations are conducted at fourteen facilities in Michigan, Ohio, Kentucky, Indiana and New Hampshire. The utilization and capacity of the Company's facilities may fluctuate based upon the mix of components the Company produces and the vehicle models for which they are being produced by the

Company. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs through the 2001 model year.

    The following table sets forth certain information concerning the Company's facilities.


                         -------------------------- -------- ---------- ----------------------------------
                                                               TYPE
                                                     SQUARE     OF                  DESCRIPTION
                                 LOCATION            FOOTAGE INTEREST                 OF USE
                         -------------------------- -------- ---------- ----------------------------------
                         MICHIGAN
                           Masonic Facility....     178,000  Leased(1)  Molding, Mold  Fabrication  and
                                                                        Repair
                         -------------------------- -------- ---------- ----------------------------------
                           Malyn Complex.......      23,000  Leased(1)  Molding

                                                     22,000  Leased(1)  Molding

                                                     18,000  Owned      Warehouse
                         -------------------------- -------- ---------- ----------------------------------
                           Technical Center....      56,000  Owned      Headquarters, Laboratory,
                                                                        Tryout, Mold
                                                                        Fabrication
                         -------------------------- -------- ---------- ----------------------------------
                           Commerce Facility...      24,000  Leased(1)  Mold Fabrication and Repair
                         -------------------------- -------- ---------- ----------------------------------
                           Doreka Center.......       6,000  Leased     Design and Engineering
                         -------------------------- -------- ---------- ----------------------------------
                           Service Center......       6,000  Leased     Administration
                         -------------------------- -------- ---------- ----------------------------------
                           Grand Blanc Facility     365,000  Owned      Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                           Grand Rapids Complex     440,000  Leased     Molding, Painting, Assembly
                                                    125,000  Leased     Assembly Warehouse
                                                     85,000  Leased     Warehouse, Shipping
                         -------------------------- -------- ---------- ----------------------------------
                           Harper Facility.....     180,000  Leased(1)  Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                           Groesbeck Facility..     128,000  Owned      Molding
                         -------------------------- -------- ---------- ----------------------------------
                           Design Center.......      20,000  Leased     Design and Engineering
                         -------------------------- -------- ---------- ----------------------------------
                           Almont Facility.....      10,000  Leased(1)  Mold Fabrication and Repair
                         -------------------------- -------- ---------- ----------------------------------
                           Almont Facility II..      10,000  Leased(1)  Mold Fabrication and Repair
                         -------------------------- -------- ---------- ----------------------------------
                           Troy Center.........      10,000  Leased     Mold Fabrication
                         -------------------------- -------- ---------- ----------------------------------
                           Hillsdale Facility..     119,000  Owned      Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                           Redford Facility....      22,000  Leased(1)  Mold Fabrication
                         -------------------------- -------- ---------- ----------------------------------
                           Allen Park Center...      26,000  Leased     Sales, Design, Engineering
                         -------------------------- -------- ---------- ----------------------------------
                         KENTUCKY
                           Hopkinsville Complex     104,000  Owned      Molding, Painting, Assembly
                                                     80,000  Leased     Warehouse
                         -------------------------- -------- ---------- ----------------------------------
                         NEW HAMPSHIRE
                           Seabrook Facility...     390,000  Owned      Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                         WALLACEBURG, ONTARIO,
                           CANADA
                           Venture Canada
                              Facility.........      35,000  Owned      Painting and Assembly
                         -------------------------- -------- ---------- ----------------------------------
                         OHIO
                           Conneaut Facility...     183,000  Leased     Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                           Lancaster Facility..     156,000  Owned      Molding, Painting, Assembly
                         -------------------------- -------- ---------- ----------------------------------
                         INDIANA
                           Madison Facility....      71,000  Owned      Painting and Assembly (inactive)
                         -------------------------- -------- ---------- ----------------------------------
                           Hartford City Facility   116,000  Owned      Molding and Assembly
                         -------------------------- -------- ---------- ----------------------------------
                           Portland Facility...     120,000  Owned      Molding and Painting (inactive)
                         -------------------------- -------- ---------- ----------------------------------

(1) Leased from an affiliate of the Company. See "Certain Transactions."

    In addition to the above facilities, the Company relies upon certain affiliated companies, which are owned or controlled by Mr. Winget, to provide facilities, machinery and equipment, technology or services to the Company that are necessary for it to be a full service supplier. Deluxe Pattern Company ("Deluxe"), a company wholly owned by Mr. Winget's living trust, makes available to the Company a 30,000 square foot advanced design and model building facility under a usage agreement. In addition, Venture Automotive Corp. ("VAC"), a company wholly owned by Mr. Winget's living trust, operates a 208,000 square foot facility in Flint, Michigan at which it performed services for the Company which included sequencing and value-added assembly of parts. Some of the services previously performed by VAC have now been contracted to MAST Services, LLC, in which N. Matthew Winget, Mr. Winget's son, formerly owned a minority interest. In addition, the Company has subcontracted certain work to Nova Corporation ("Nova"), a business in which Mr. Winget has a significant equity interest.

ITEM 3. LEGAL PROCEEDINGS
    The Company is a party to several legal proceedings incidental to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

    In December of 1997, the Company settled litigation with the contractor that built the paint line at Vemco, Inc. for $2.0 million. Of this amount, $0.8 million was recorded as a reduction to the carrying value of the paint line and $1.2 million was recorded as miscellaneous income.

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

    As previously reported, on February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality (MDEQ) instituted legal proceedings in state court alleging violations by the Company of current permits regarding the level of emissions and odors discharged from its Grand Blanc paint facility. These proceedings seek and may result in the imposition of civil penalties of up to $10,000 per day; the total amount is not reasonably estimable given the current status of the proceedings. Emission levels are being evaluated as part of the proceedings, and it is possible the Company may be required to make capital expenditures of $2 million to $5 million to the current systems to come into compliance. During the first quarter of 1999, the U.S. Environmental Protection Agency has issued a notice of violation and taken an active role in monitoring the legal proceeding and may take action separate and distinct from the legal proceedings begun by the State of Michigan and MDEQ.

    Estimates of the future cost of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when the loss is probable and reasonably estimable. At December 31, 1998 and 1997 the Company had a reserve of approximately $1.3 and $1.3 million, respectively, to address the issues discussed above and for compliance monitoring activities that may be incurred. The Company periodically evaluates and revises estimates for environmental reserves based upon expenditures against established reserves and the availability of additional information. It is possible that final resolution of some of these matters may require the Company to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 1998, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

MARKET INFORMATION
    All of the Subsidiaries' capital stock is owned by the Trust, of which Mr. Winget is the sole beneficiary. Thus there is no market for such capital stock.

DIVIDENDS
    No dividends were declared in 1998 or 1997. The Company is restricted by certain debt covenants from paying dividends except for distributions related to the payment of taxes by the beneficiary of the Trust related to the results of operations of the Company and its Subsidiaries.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated balance sheet data and income statement data presented below as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, are derived from the Company's consolidated financial statements, audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere herein. The selected consolidated income statement data and balance sheet data presented below as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994, are derived from the Company's audited consolidated financial statements not included herein.



                                                                YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                  1998        1997        1996        1995       1994
                                                  ----        ----        ----        ----       ----
                                                                 (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA(1)(2):
    Net sales.............................     $  645,196  $  624,113  $  351,777   $251,142   $244,112
    Cost of products sold.................        532,809     521,361     302,940    211,262    199,717
      Gross profit........................        112,387     102,752      48,837     39,880     44,395
    Selling, general and administrative            59,689      57,217      26,588     20,129     19,200
    expense...............................
    Payments to beneficiary in lieu of                535         472         666        577      3,405
    taxes(3)..............................
    Income from operations................         52,163      45,063      21,583     19,174     21,790
    Interest expense......................         36,641      30,182      19,248     15,032     14,345
      Net income before extraordinary
      items and taxes.....................         15,522      14,881       2,335      4,142      7,445
    Net extraordinary loss on early
    retirement of debt....................             --          --       2,738         --         --

      Net income (loss) after
      extraordinary items.................         15,522      14,881        (403)     4,142      7,445

    Tax provision(4)......................          1,954       3,358         336         --         --
      Net income (loss)...................         13,568      11,523        (739)     4,142      7,445
   Ratio of earnings to fixed charges(5)..            1.4X        1.5X        1.2x       1.3x       1.7x


  OTHER FINANCIAL DATA:
    EBITDA(6).............................     $   94,216  $   77,682  $   44,877   $ 35,819   $ 39,265
    Depreciation and amortization.........         39,320      32,147      22,628     16,068     14,070
    Capital expenditures..................         24,706      33,012      64,593     20,339     22,798
    Net cash provided by (used in):
      Operating activities................         (5,393)    (13,058)     35,003     10,950     (3,066)
      Investing activities................        (24,706)    (37,093)   (121,547)   (20,339)   (22,798)
      Financing activities................         28,752      36,192      82,976       (655)    53,643
  BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital.......................     $  168,655  $  125,101  $   83,403   $ 74,354   $ 85,258
    Property, plant and equipment -- net..        200,544     205,765     201,035    116,299    111,472
    Total assets..........................        541,315     524,122     498,067    231,602    234,435
    Total debt............................        364,939     336,188     299,996    152,463    153,118
    Trust principal.......................         77,113      64,282      52,759     53,498     49,356

-------------

(1) The Trust operates as a holding company and has no independent operations of its own. Separate financial statements of the Subsidiaries have not been presented because the Company does not believe that such information would be material to an understanding of the Company's results of operations or financial position.

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

(4) This provision relates solely to Venture Holdings Corporation (which operates Bailey) and its subsidiaries (see Note 2 above). Other significant subsidiaries of the Trust have elected "S" corporation status under the Code and, consequently, the Company does not incur liability for federal and certain state income taxes for these subsidiaries. Upon termination of the Trust, the S elections may terminate and the corporation succeeding the Trust according to the terms of the Trust would be subject to income tax.

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

(6) EBITDA represents income from operations before deducting taxes, depreciation, amortization, interest and distributions to the beneficiary of the Trust. EBITDA is not presented as an alternative to net income, as a measure of operating results or as an indicator of the Company's performance, nor is it presented as an alternative to cash flow or as a measure of liquidity, but rather to provide additional information related to debt service capacity. EBITDA should not be considered in isolation or as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of liquidity and operating results.

ITEMS 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    The following discussion and analysis contains a number of "forward looking" statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; year 2000 compliance; retention of earnings; control and the level of affiliated transactions.

    The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.



                                                            AS A PERCENTAGE OF NET SALES
                                                            ----------------------------

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                             1998        1997        1996
                                                          ----------  ----------  ----------
  Net sales...........................................       100.0%      100.0%      100.0%
  Cost of products sold...............................        82.6        83.5        86.1
                                                           -------     -------     -------
  Gross profit........................................        17.4        16.5        13.9
  Selling, general and administrative expenses........         9.2         9.2         7.6
  Payments to beneficiary in lieu of Trust
    distributions.....................................         0.1         0.1         0.2
                                                           -------     -------     -------
  Income from operations..............................         8.1         7.2         6.1
  Interest expense....................................         5.7         4.8         5.4
                                                           -------     -------     -------
  Income before extraordinary items and taxes.........         2.4         2.4         0.7
  Extraordinary loss on retirement of debt............          --          --         0.8
                                                            ------      ------     -------
  Income (loss) before taxes..........................         2.4         2.4        (0.1)
  Tax provision.......................................         0.3         0.5         0.1
                                                           -------     -------     -------
  Net income (loss)...................................         2.1%        1.9%       (0.2)%
                                                           =======     =======     =======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997
     Net sales increased $21.1 million for the year ended December 31, 1998, or 3.4%, to $645.2 million, compared to net sales of $624.1 million for the year ended December 31, 1997. The increase in net sales in 1998 is primarily a result of increased volumes in the comparable business offset by planned price reductions mandated by customers under sole-source arrangements for product life cycles. The Company's productivity improvements for these products partially offset the planned price reductions. Net sales during the second and third quarters of 1998 were impacted negatively due to strikes at certain General Motors plants. The Company believes that a portion of these lost sales were recouped in the fourth quarter of 1998 as GM accelerated production to refill its distribution channels.

     Gross profit for the year ended December 31, 1998 increased $9.7 million, or 9.4%, to $112.4 million compared to $102.7 million for the year ended December 31, 1997. As a percentage of net sales, gross profit increased from 16.5% to 17.4% for the year ended December 31, 1998, which was in part due to the increased volumes associated with product rationalizations among the facilities and continued cost cutting efforts. During the fourth quarter of 1998, the Company resolved several commercial issues which resulted in the recovery of gross profit lost during current and prior years. The resolution of these issues resulted in an additional $7.4 million of gross profit. Gross profits continue to be under pressure attributable to selling price reductions, as OEMs continue to expect annual productivity improvements on the part of their suppliers.

    Selling, general and administrative expense for 1998 of $59.7 million, or 9.3% of net sales, is comparable with selling, general and administrative expense of $57.2 million, or 9.2% of net sales, for 1997.

    Payments to the beneficiary of the Trust, in amounts generally equal to taxes incurred by the beneficiary as a result of the activities of the Trust's subsidiaries which have elected S corporation status, totaled $0.5 million in 1998 and 1997. These amounts were paid as compensation rather than as distributions of Trust principal.

    As a result of the foregoing, income from operations in the year ended December 31, 1998 increased $7.1 million, or 15.8%, to $52.2 million, compared to $45.1 million in fiscal 1997. As a percentage of net sales, income from operations increased to 8.1% in fiscal 1998 from 7.2% in fiscal 1997.

    Interest expense increased $6.4 million to $36.6 million in fiscal 1998 compared to $30.2 million in fiscal 1997. The increase is the result of additional borrowing under the Company's bank credit facility (the "Senior Credit Agreement") to fund increased working capital needs.

    Due to the foregoing, net income for the year ended December 31, 1998 increased $2.1 million, to $13.6 million compared to $11.5 million for the year ended December 31, 1997.

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



                                       Net Sales Year Ended
                                           December 31,
                                           ------------
                                   1997                1996            Increase
                                   ----                ----            --------
     Bailey                   $   224.8             $  72.6             $152.2
     Grand Rapids                  96.5                38.9               57.6
     Comparable                   302.8               240.3               62.5
                             ----------              ------             ------
            Total             $   624.1              $351.8             $272.3
                              =========              ======             ======


Sales were less in the last half of the year than were expected for the Chrysler LH due to a slow new model changeover.

 Gross profit for the year ended December 31, 1997 increased $53.9 million, or 110.4%, to $102.7 million compared to $48.8 million for the year ended December 31, 1996. As a percentage of net sales, gross profit increased from 13.9% to 16.5% for the year ended December 31, 1997, which was in part due to the increased volumes associated with product rationalizations among the facilities and cost cutting efforts at Bailey. However, gross profit was unfavorably impacted by new model introductions and launch costs in the third and fourth quarters. Gross profits continued to be under pressure attributable to selling price reductions, as OEMs continued to expect annual productivity improvements on the part of their suppliers. In addition, the Company's sales were shifting more to products produced using the injection molding process, which traditionally have had higher margins. During the fourth quarter of 1997 certain reserves were reevaluated and reduced by $2.8 million reflecting changes in circumstances and estimates and were recorded as reductions in cost of products sold.

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

    Interest expense increased $10.9 million to $30.2 million in fiscal 1997 compared to $19.2 million in fiscal 1996. The increase is the result of the senior credit agreement entered into on August 26, 1996 to fund the Bailey acquisition, subsequent refinancing, issuance of $205 million senior notes in the third quarter of 1997 and increased working capital needs.

    Due to the foregoing, net income for the year ended December 31, 1997 increased $12.2 million, to $11.5 million compared to $(0.7) million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
    The Company's consolidated working capital was $168.7 million at December 31, 1998, compared to $125.1 million at December 31, 1997, an increase of $43.6 million. The Company's working capital ratio increased to 3.1x at December 31, 1998 from 2.3x at December 31, 1997, as a result of increased receivables, primarily from related parties, and a reduction in accounts payable.

     The Company's principal sources of liquidity are internally generated funds, cash equivalent investments and borrowings under the Senior Credit Agreement. Net cash used in operating activities was $5.4 million for 1998, and $13.1 million for 1997. Net cash provided by operating activities was $35.0 million for 1996. The decrease in cash used in operations from 1997 to 1998 is due primarily to higher net income, increases in non-cash charges, such as depreciation and amortization, and reductions in the net increase in current assets.

     Net cash used in investing activities was $24.7 million, $37.1 million and $121.6 million in 1998, 1997 and 1996, respectively. Capital expenditures for 1998 and 1997 were for the purchase of machinery and equipment, leasehold improvements and the expansion of facilities to accommodate increased volumes and for general refurbishment. The Company believes that it has sufficient capacity to meet current manufacturing production needs through the 2001 model year. The 1996 amount is primarily for the acquisition of Bailey.

    In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business, other than business acquired as a consequence of the Peguform Acquisition, and there is no assurance that the Company will be awarded any such business.

     Net cash from financing activities was $28.8 million in 1998 and $36.2 million in 1997. In 1997, the Company issued $205 million of 9 1/2% Senior Notes due 2005 (the "Senior Notes"). The net proceeds of $199 million from the sale of the Senior Notes was used to repay term loans and amounts outstanding under the revolving credit portion of the Senior Credit Agreement. As a result, less cash was provided by financing activities during 1998 as compared with 1997.

    The Company's debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of December 31, 1998, the Company was in compliance with all debt covenants.

     The Senior Credit Agreement permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200 million less the amount of any letter of credit issued against the Senior Credit Agreement. The Company has issued letters of credit of approximately $3.0 million at December 31, 1998 against this agreement, thereby reducing the maximum availability to $197.0 million, and pursuant to the borrowing base formula could have borrowed $120.4 million, of which $77.0 million was outstanding thereunder.

     The Company has executed commitment letters with BankOne Corporation, and its affiliates, pursuant to which BankOne Corporation has committed, subject to certain conditions, to provide financing for the Peguform Acquisition.

YEAR 2000 COMPLIANCE
    As is the case with most companies using computers in their operations, the Company is in the process of addressing the year 2000 problem. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's systems, equipment, or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to properly manufacture products, process transactions, send invoices or engage in similar normal business activities.

    Based on its initial assessments, the Company determined that it would be required to modify or replace certain portions of its equipment, hardware, and software so that affected systems will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications and some replacement of existing equipment, hardware and software, the year 2000 issue will be mitigated.

    The Company's plan to resolve the year 2000 issue is being implemented by each facility across the Company and involves six phases: inventory; risk assessment; prioritization and ownership assignment; compliance research; remediation; and testing. The inventory, risk assessment, prioritization, and ownership assignment phases were performed concurrently and are substantially complete. The compliance research phase is to be substantially completed by April 30, 1999. The remediation and testing phases are expected to be substantially completed by August 31, 1999. The Company's year 2000 plan is being completed on a facility by facility basis. It is estimated that the compliance research phase is approximately 90% complete, the remediation phase is approximately 70% compete and the testing phase is approximately 80% complete.

    The Company's year 2000 inventory of potentially affected items is segregated into four categories: business application (developed software, customized extensions to purchased software and systems interfaces); tools and platforms (purchased commercial products, both hardware and software); intelligent devices (manufacturing, laboratory, office and facilities equipment); and external business partners (suppliers, customers and other service providers). Business applications, tools and platforms are considered information technology ("IT") systems while intelligent devices and external business partners are considered non-IT systems.

    Concerning IT systems, several of the facilities that share existing applications will upgrade those applications to year 2000 compliant versions. All other facilities have already made their systems year 2000 compliant.

    With respect to non-IT systems, the Company has dedicated resources to assist in identifying potentially affected intelligent devices. Determination of compliance status, remediation, and testing of these devices may be more difficult than IT systems, as some of the manufacturers of potentially affected equipment may no longer be in business.

    The external business partners category of potentially affected items primarily includes the process of identifying and prioritizing critical suppliers and customers, and communicating with them about their plans and progress in addressing the year 2000 problem. The Company has established a questionnaire that it used to obtain this information from key existing business partners. To date the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these parties will be year 2000 ready and the inability of these parties to successfully complete their year 2000 compliance program could impact the Company. For key business partners, the initial assessments are evaluated and, as deemed necessary, follow-up assessments are made. We expect this process to be ongoing throughout 1999. The Company is in the process of developing contingency plans to address potential year 2000 exposure.

    The Company has utilized both internal and external resources to repair or replace, test, and implement software and operating equipment for year 2000 modifications. The Company is unable to estimate with any certainty the total cost of the year 2000 project. However, the Company has not seen a significant increase in its IT cost nor in the normal overhead cost associated with its facilities. Primarily all of the costs of the year 2000 project have been expensed and have been funded through normal operating cash flow or bank borrowings.

    The failure to remediate a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company including the ability to produce or deliver products to customers. Such failures could materially or adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine with certainty at this time whether the consequences of year 2000 failure will have a material impact on the Company. The Company's year 2000 plan is expected to significantly reduce its level of uncertainty about the year 2000 problem. The Company believes that by executing its year 2000 plan in a timely manner, the possibility of significant interruptions to normal operations should be reduced. The Company believes its most reasonably likely worst case scenario is that certain suppliers would not be able to supply the Company with key materials, thus disrupting the manufacture and sale of products to customers.

    The Company's plans to complete the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumption of future events including, but not limited to, the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on tasks completed to date compared to all required tasks. However, there can be no guarantee that expected completion dates will be met, and actual results could differ materially for those forecasted. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in certain areas, the ability to locate and correct all relevant equipment, devices and computer codes, and similar uncertainties.

NEW ACCOUNTING STANDARDS
    In June 1997, the Financial Accounting Standards Board (FASB) approved SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes accounting standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). The Company has adopted this standard in the financial statements. SFAS No. 131 establishes accounting standards for the way public enterprises report information about operating segments in annual financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted this accounting standard; however, there was no impact on the Company's financial statement presentation and disclosures because it operates in only one segment, automotive operations.

    In February 1998, the FASB approved SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits. In particular, the Standard requires additional information on changes in the benefit obligation and fair values of plan assets. The Company has adopted this Standard in the presentation of its financial statements (Note 10).

    In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2000. The Company has not yet determined the impact of adopting this Standard on its financial position or results of operations.

    In March 1998, the Accounting Standards Executive committee published accounting Statement of Position (SOP) 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The provisions of this SOP are applicable for the Company's fiscal year beginning January 1, 1999. The Company does not anticipate that adoption of this Standard will have a material impact on its financial position or results of operations.

   SOP 98-5, Reporting on the Costs of Start-Up Activities, was issued April 1998. SOP 98-5 establishes standards for the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of adopting SOP 98-5 on its financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
    The Company is exposed to market risk related to changes in interest rates and commodity prices and selectively uses financial instruments to manage some of these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policy for derivative financial instruments is included in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of this report.

    The Company has three interest rate exchange agreements with a financial institution to limit exposure to interest rate volatility. The Company has currency exposure primarily with respect to the Australian dollar and has chosen not to hedge that risk at the present time. The Company's exposure to commodity price changes relates to operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in these prices primarily through its procurement and sales practices. At December 31, 1998, the Company had no financial instruments outstanding as hedges of commodity price risk.

    These financial exposures are monitored and managed as a part of a management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect. Sensitivity analysis is one technique used to evaluate the impact of such possible movements on the valuation of these instruments. A hypothetical ten-percent change in the value of foreign currency movements would not have a significant impact on the Company's financial position, results of operations or future cash flows. In addition, based upon a one percentage point decrease in interest rates at December 31, 1998, the Company estimates that the fair market value of the interest rate exchange agreement would have decreased by $1.1 million. A hypothetical one percentage point increase in interest rates related to floating rate debt at December 31, 1998 would increase future pretax earnings and cash flow by $0.3 million annually.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             VENTURE HOLDINGS TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Report of Independent Public Accountants..................................   16
Consolidated Balance Sheets...............................................   17
Consolidated Statements of Income and Comprehensive Income................   18
Consolidated Statements of Changes in Trust Principal.....................   18
Consolidated Statements of Cash Flows.....................................   19
Notes to Consolidated Financial Statements................................   20

NOTE: Separate financial statements for the Trust and each Subsidiary are not included herein because each entity (other than Venture Canada and Experience Management L.L.C.) is jointly and severally liable for the Senior Credit Agreement and the Senior Notes, and each entity (including Venture Canada but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's Senior Subordinated Notes either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries of the Trust (with or without Venture Canada and Experience Management L.L.C.) are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada and Experience Management L.L.C. represent less than 1% of total assets, net earnings, net trust principal and operating cash flow.

                          INDEPENDENT AUDITORS' REPORT

Trustee of Venture Holdings Trust
Fraser, Michigan

    We have audited the accompanying consolidated balance sheets of Venture Holdings Trust as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, trust principal and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Venture Holdings Trust as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

March 30, 1999
Detroit, Michigan

                             VENTURE HOLDINGS TRUST
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                         December 31,
                                                                                         ------------
                                                                                  1998                 1997
                                                                                  ----                 ----
                        ASSETS
           Current Assets:
             Cash and cash equivalents                                      $       130          $    1,477
             Accounts receivable, net, includes related party
               receivables of $56,648 and $32,260 at December 31, 1998
               and 1997, respectively (Notes 2, 6 & 7)                          190,135             161,157
             Inventories (Notes 3, 6 & 7)                                        51,139              52,616
             Prepaid expenses and other (Note 11)                                 8,870               8,994
                                                                            -----------         -----------

                Total current assets                                            250,274             224,244

           Property, Plant and Equipment, Net (Notes 4 & 7)                     200,544             205,765

           Intangible Assets (Note 5)                                            52,022              53,900

           Other Assets (Notes 1 & 7)                                            26,636              25,771

           Deferred Tax Assets (Note 11)                                         11,839              14,442
                                                                           ------------         -----------

           Total Assets                                                    $    541,315         $   524,122
                                                                           ============         ===========


                   LIABILITIES AND TRUST PRINCIPAL
           Current Liabilities:
             Accounts payable (Note 7)                                     $     52,351         $    70,047
             Accrued payroll & taxes                                              9,017               7,341
             Accrued interest                                                    13,387              12,148
             Other accrued expenses                                               5,299               6,485
             Current portion of long-term debt (Note 6)                           1,565               3,122
                                                                           ------------         -----------

                Total current liabilities                                        81,619              99,143

           Other Liabilities (Note 10)                                            7,254              14,281

           Deferred Tax Liabilities (Note 11)                                    11,955              13,350

           Long-Term Debt (Note 6)                                              363,374             333,066
                                                                           ------------         -----------

                Total liabilities                                               464,202             459,840

           Commitments and Contingencies (Note 8)                                    --                  --

           Trust Principal:
             Accumulated other comprehensive income -
               minimum pension liability in excess of unrecognized
               prior service cost, net of tax (Note 10)                            (737)
             Trust principal                                                     77,850              64,282
                                                                           ------------         -----------

                Total trust principal                                            77,113              64,282
                                                                           ------------         -----------

           Total Liabilities and Trust Principal                           $    541,315         $   524,122
                                                                           ============         ===========


                 See notes to consolidated financial statements.

                             VENTURE HOLDINGS TRUST
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                              1998              1997               1996
                                                                              ----              ----               ----

             Net Sales (Notes 7 & 9)                                     $   645,196        $   624,113        $  351,777

             Cost of Products Sold  (Note 7)                                 532,809            521,361           302,940
                                                                         -----------        -----------        ----------

             Gross Profit                                                    112,387            102,752            48,837

             Selling, General and Administrative Expense (Note 7)             59,689             57,217            26,588

             Payments to Beneficiary in Lieu of Taxes (Note 7)                   535                472               666
                                                                         -----------        -----------        ----------
             Income from Operations                                           52,163             45,063            21,583

             Interest Expense                                                 36,641             30,182            19,248
                                                                         -----------        -----------        ----------

             Net Income Before Extraordinary Items and Taxes                  15,522             14,881             2,335

             Tax Provision (Note 11)                                           1,954              3,358               336
                                                                         -----------        -----------        ----------

             Net Income Before Extraordinary Items                            13,568             11,523             1,999

             Net Extraordinary Loss on Early Retirement
                of Debt (Note 12)                                                  0                  0             2,738
                                                                         -----------        -----------        ----------

             Net Income (Loss)                                                13,568             11,523             (739)

             Other Comprehensive Income -
                 minimum pension liability in excess of unrecognized
                 prior service cost, net of tax (Note 10)
                                                                                (737)                  0                 0
                                                                         -----------        ------------       -----------

             Comprehensive Income (Loss)                                 $    12,831        $     11,523       $      (739)
                                                                         ===========        ============       ===========


                 See notes to consolidated financial statements.



                             VENTURE HOLDINGS TRUST
             CONSOLIDATED STATEMENTS OF CHANGES IN TRUST PRINCIPAL
                             (DOLLARS IN THOUSANDS)


                                                                              1998                1997              1996
                                                                              ----                ----              ----
               Trust Principal, Beginning of Period                           64,282              52,759            53,498
               Comprehensive Income (Loss)
                   Net Income (Loss)                                          13,568              11,523              (739)
                   Other Comprehensive Income--
                      minimum pension liability in excess
                      of unrecognized prior service cost,
                      net of tax (Note 10)                                      (737)
                                                                              ------              ------            ------

               Comprehensive Income (Loss)                                    12,831              11,523              (739)
                                                                              ------              ------            ------

               Trust Principal, End of Period                                 77,113              64,282            52,759
                                                                              ======              ======            ======


                See notes to consolidated financial statements.

                             VENTURE HOLDINGS TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                              1998              1997         1996
                                                                              ----              ----         ----
Cash Flows From Operating Activities:
  Net income (loss)                                                            $ 13,568    $  11,523    $    (739)
  Adjustments to reconcile net income to net cash provided
    by operating activities, net of acquisitions:
    Depreciation and amortization                                                39,320       32,147       22,628
    Change in accounts receivable                                               (29,795)     (31,489)     (35,789)
    Change in inventories                                                         1,477       (1,517)      (4,298)
    Change in prepaid expenses                                                    2,147        2,329       (4,116)
    Change in other assets                                                       (7,045)      (7,178)      (6,445)
    Change in accounts payable                                                  (17,696)     (14,774)      32,400
    Change in accrued expenses                                                      (21)      (5,588)      21,221
    Change in other liabilities                                                  (7,028)      (1,630)       8,725
    Change in deferred taxes                                                       (320)       3,119       (1,322)
    Net extraordinary loss on early extinguishment of debt                            0            0        2,738
                                                                               --------    ---------    ---------

         Net cash (used in) provided by operating activities                     (5,393)     (13,058)      35,003

Cash Flows From Investing Activities:
  Capital expenditures                                                          (24,706)     (33,012)     (64,593)
  Purchase of subsidiaries, net of cash acquired                                      0       (4,081)     (56,954)
                                                                               --------    ---------    ---------

         Net cash used in investing activities                                  (24,706)     (37,093)    (121,547)

Cash Flows From Financing Activities:
  Net borrowings under revolving credit agreement                                32,000      (46,000)      91,000
  Net proceeds from issuance of debt                                                  0      205,000       69,249
  Principal payments on debt                                                     (3,248)    (122,808)     (14,535)
  Payment for early extinguishment of debt                                            0            0      (62,738)
                                                                               --------    ---------    ---------


        Net cash provided by financing activities                                28,752       36,192       82,976
                                                                               --------    ---------    ---------

Net Decrease in Cash                                                             (1,347)     (13,959)      (3,568)
Cash and Cash Equivalents at Beginning of Period                                  1,477       15,436       19,004
                                                                               --------    ---------    ---------

Cash and Cash Equivalents at End of Period                                     $    130    $   1,477    $  15,436
                                                                               ========    =========    =========


Supplemental Cash Flow Information
  Cash paid during the period for Interest                                     $ 35,402    $  22,628    $  18,187
                                                                               ========    =========    =========

  Income taxes paid (refunded)                                                 $    285    $     140    $  (2,179)
                                                                               ========    =========    =========



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

    The companies included in the Trust are Venture Industries Corporation, Venture Mold and Engineering Corporation, Venture Industries Canada, Ltd., Vemco, Inc., Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation, Venture Service Company, Experience Management L.L.C. and any predecessors to such organizations. Experience Management L.L.C. was formed late in 1997 to assume the human resource obligations of the Trust. The companies included in the Trust are involved in the design and manufacturing of molded parts and systems integration for North American automotive original equipment manufacturers. During 1996 the Trust acquired Bailey Corporation and its subsidiaries ("Bailey") which were merged into Venture Holdings Corporation in July of 1997. During 1996, the trust acquired the assets of Autostyle Plastics, Inc. ("Autostyle") which was merged into Vemco, Inc. in July of 1997.

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

    Property and Depreciation -- Property, plant, and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the various classes of assets. Tooling is amortized on a piece price or straight line basis over the related production contract, generally 3 to 7 years. The principal estimated useful lives are as follows:

                                                                         YEARS
                                                                         -----
  Building and improvements....................................          10-40
  Machinery and equipment, and automobiles.....................           3-20

    Leasehold improvements are amortized over the useful life or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

    Intangible Assets -- The purchase price of companies in excess of the fair value of net identifiable assets acquired ("goodwill") is amortized over 30 years using the straight-line method. The amount reported at December 31, 1998 and 1997 was $52.0 million and $53.9 million, respectively, which is net of accumulated amortization.

    Long-Lived Assets and Long-Lived Assets to be Disposed of -- Effective January 1, 1996, Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was adopted. This Statement establishes accounting standards for the impairment of long-lived assets, and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically evaluates the carrying value for impairment, such evaluations are based principally on the undiscounted cash flows of the operations to which the asset is related.

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

    Program Costs -- Certain costs incurred for the design of components to be built for customers are recorded as deferred program costs which are included in other assets. These costs are recovered based on units produced in each year over the term of production contracts.

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

    Separate Financial Statements -- Separate financial statements for the Trust and each Subsidiary are not included in this report because each entity (other than Venture Canada and Experience Management L.L.C.) is jointly and severally liable for the Company's senior credit facility and senior notes, and each entity (including Venture Canada but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's senior subordinated notes either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the Subsidiaries of the Trust (with or without Venture Canada and Experience Management L.L.C.) are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Canada and Experience Management L.L.C. represent less than 1% of total assets, net earnings, net trust principal and operating cash flow.

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

    Reclassifications -- Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

    Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (FASB) approved SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes accounting standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). The Company has adopted this Standard in the financial statements (Note 10). SFAS No. 131 establishes accounting standards for the way public enterprises report information about operating segments in annual financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has adopted this accounting standard; however, there was no impact on the Company's financial statement presentation and disclosures because it operates in only one segment, automotive operations.

    In February 1998, the FASB approved SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits. In particular, the Standard requires additional information on changes in the benefit obligation and fair values of plan assets. The Company has adopted this Standard in the presentation of its financial statements (Note 10).

    In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2000. The Company has not yet determined the impact of adopting this Standard on its financial position or results of operations.

    In March 1998, the Accounting Standards Executive committee published accounting Statement of Position (SOP) 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The provisions of this SOP are applicable for the Company's fiscal year beginning January 1, 1999. The Company does not anticipate that adoption of this Standard will have a material impact on its financial position or results of operations.

    SOP 98-5, Reporting on the Costs of Start-Up Activities, was issued in April 1998. SOP 98-5 establishes standards for the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of adopting SOP 98-5 its financial condition or results of operations.

2. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:

                                                                                    DECEMBER 31
                                                                                  (IN THOUSANDS)
                                                                                  --------------
                                                                                  1998           1997
                                                                                  ----           ----
                Accounts receivable (including related parties).......         $ 172,759      $ 140,003
                Unbilled mold contract receivables....................            21,894         24,726
                                                                               ---------      ---------
                                                                                 194,653        164,729
                Allowance for doubtful accounts.......................            (4,518)        (3,572)
                                                                               ---------      ---------
                Net accounts receivable...............................         $ 190,135       $161,157
                                                                               =========      =========

    Excluding receivables from related parties, substantially all of the receivables are from companies operating in the automobile industry.

3. INVENTORIES

    Inventories consisted of the following:

                                                                                      DECEMBER 31
                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                                   1998           1997
                                                                                   ----           ----
                Raw material..........................................          $ 25,169       $ 26,036
                Work-in-process-- manufactured parts..................             2,965          2,863
                Work-in-process-- molds...............................            11,436         10,922
                Finished goods........................................            11,569         12,795
                                                                                --------       --------
                     Total............................................          $ 51,139       $ 52,616
                                                                                ========       ========

4. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant and equipment consisted of the following:


                                                                                      DECEMBER 31
                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                                   1998           1997
                                                                                   ----           ----
                Land..................................................           $ 2,418        $ 2,427
                Building and improvements.............................            64,459         62,538
                Leasehold Improvements................................            13,970         12,090
                Machinery and equipment...............................           225,687        219,767
                Tooling/Molds.........................................            12,026          8,659
                Office and transportation equipment...................             5,963          6,373
                Construction in progress..............................             4,009          7,421
                                                                                --------       --------
                                                                                 328,532        319,275
                Less accumulated depreciation and amortization........           127,988        113,510
                                                                                --------       --------
                     Total............................................          $200,544       $205,765
                                                                                ========       ========


    Included in property, plant and equipment is equipment and buildings held under capitalized leases. These assets had a cost basis of $9.4 million and accumulated depreciation relating to these assets of $2.6 million at December 31, 1998. As of December 31, 1997, these assets had a cost basis of $12.7 million and accumulated depreciation of $4.0 million.

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

    Unaudited pro forma results of operations represent the consolidation of historical results for the twelve months ended December 31, 1996, assuming the acquisition of Bailey had occurred at January 1, are as follows (in thousands):

Net sales......................................................      $471,118
Net (loss) before extraordinary item...........................          (887)
Net (loss).....................................................        (3,402)

    The Bailey transaction had the following non-cash impact on the Company's balance sheet at August 26, 1996 (in millions):

Current assets..................................................       $   62
Non-current assets..............................................          143
Current liabilities.............................................          159
Non-current liabilities.........................................           46

6. DEBT

    Debt consisted of the following:



                                                                              DECEMBER 31
                                                                             (IN THOUSANDS)
                                                                           1998           1997
                                                                           ----           ----
Revolving credit agreement..............................               $   77,000    $   45,000
Registered senior secured notes payable with
  interest at 9.5%......................................                  205,000       205,000
Registered senior subordinated notes payable with
  interest at 9.75%.....................................                   78,940        78,940
Capital leases with interest at 8.25% to 11.5%..........                    2,196         5,023
Installment notes payable with interest at 5.85% to
  11.75%................................................
                                                                            1,803         2,225
                                                                       ----------    ----------
     Total..............................................                  364,939       336,188
  Less current portion of debt..........................                    1,565         3,122
                                                                       ----------    ----------
     Total..............................................               $  363,374       333,066
                                                                       ==========    ==========

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

    Simultaneously with the issuance of the Senior Notes, the Senior Credit Agreement was amended and now provides for borrowings of up to the lesser of a borrowing base or $200 million under a revolving credit facility. The annual interest rate for borrowings under this agreement is a floating rate based upon LIBOR or the banks prime rate which averaged 7.8% at December 31, 1998. The Company must pay a fee of up to .5% of the unused portion of the commitment. The Company has issued letters of credit of approximately $3.0 million at December 31, 1998 against this agreement, thereby reducing the maximum availability to $197.0 million, and pursuant to the borrowing base formula could have borrowed $120.4 million, of which $77.0 million was outstanding thereunder.

    The Trust has agreed to guarantee up to $3.5 million of obligations of a related party. In a separate transaction, a different related party agreed to fully indemnify the Trust for all amounts paid under the guarantee.

    The senior credit agreement, senior notes and the senior subordinated notes contain certain restrictive covenants relating to cash flow, fixed charges, debt, trust principal, trust distributions, leases, and liens on assets. The Company's debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of December 31, 1998, the Company was in compliance with all debt covenants.

    See also Note 12 - Extraordinary Items for information related to the early retirement of debt.

    Scheduled maturities of debt at December 31, 1998 were as follows (in thousands):

                1999......................................................          1,565
                2000......................................................            976
                2001......................................................            887
                2002......................................................            558
                2003......................................................         77,013
                Remaining years...........................................        283,940
                                                                                ---------
                     Total................................................      $ 364,939
                                                                                =========

    To mitigate risk associated with changing interest rates on certain debt, the Company entered into interest rate swap agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of interest rate swap agreements resulted in $0.6 million of additional interest expense in each of 1997 and 1998.

                                                                                NOTIONAL AMOUNTS   NOTIONAL AMOUNTS
                                                                                   OUTSTANDING        OUTSTANDING
                                                          VARIABLE                AND WEIGHTED       AND WEIGHTED
                                                            RATE     MATURING     AVERAGE RATES      AVERAGE RATES
     UNDERLYING FINANCIAL INSTRUMENT                        INDEX     THROUGH   DECEMBER 31, 1998  DECEMBER 31, 1997
---------------------------------------                   --------  ----------------------------- ------------------

Pay Fixed Interest Rate Swaps Term Loans........          LIBOR         2001      $ 55,000,000       $ 55,000,000
  Weighted average pay rate.....................          FIXED         2001              6.75%              6.75%
  Weighted average receive rate.................          LIBOR         2001              5.31%              5.70%


7. RELATED PARTY TRANSACTIONS

    The Company has entered into various transactions with entities that the sole beneficiary owns or controls. These transactions include leases of real estate, usage of machinery, equipment, and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities and the receipt and payment of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool-building. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

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

    The Company purchased from Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a corporation indirectly owned by the sole beneficiary, insurance to cover certain medical claims by the Company's covered employees and certain workers compensation claims. The Company remains an obligor for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium a portion of the excess is available as a premium credit on future insurance. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company made an additional payment of $613 thousand to Pompo in 1998, and no payments in 1997. At December 31, 1998 and 1997, the Company had approximately $3.4 million and $2.8 million, respectively, on deposit with Pompo. A portion of this amount was invested on a short term basis with a related party.

    Deluxe Pattern Corporation (Deluxe) provided design, model and prototyping services to the Company of $6.6, $9.2, and $4.3 million in 1998, 1997 and 1996, respectively. The Company charged approximately $1.1 million each year from Deluxe in 1998, 1997 and 1996 for equipment rentals and services. Employees of the Company made available to Deluxe on an as-needed basis, for which the Company charged Deluxe $9.6, $4.6, and $17.3 million in 1996, 1997 and 1998, respectively. These charges and the cash management services provided to Deluxe by the Company result in a net receivable from Deluxe.

    The Company leases buildings and machinery and equipment that have a book value of approximately $460 thousand to an entity in which the sole beneficiary owns a significant equity interest. During 1998, 1997 and 1996, the Company received $162 thousand per year, in connection with this agreement.

    Venture Sales and Engineering (VS&E) and Venture Foreign Sales Corporation, corporations wholly owned by the sole beneficiary, serve as the Company's sales representatives. The Company pays Venture Sales and Engineering and Venture Foreign Sales Corporation, in the aggregate, a sales commission of 3% on all production sales. VS&E has conducted sales and marketing activities around the world for the Company and has been advanced certain funds in order to carry on that work on behalf of the Company. These activities result in a net receivable from VS&E.

    The Company provided management services to Venture Asia Pacific Pty. Ltd.
(VAP) and its subsidiaries and corporations wholly owned by the sole beneficiary. The Company billed management fees and commissions totaling $4.5, $4.0 and $5.1 million to VAP in 1998, 1997 and 1996, respectively. In addition, VAP is also liable to the Company for expenditures made on its behalf including tooling costs associated with a long-term program to be launched in 1999. The Company expects to receive payment on these receivables once final approval is received from the end OEM customer.

    The following is a summary of transactions with all related parties at December 31, 1998, 1997 and 1996:



                                                              DECEMBER 31,
                                                             (IN THOUSANDS)
                                                             --------------
                                                    1998          1997         1996
                                                    ----          ----         ----

  Revenue for:
    Materials sold, tooling sales,
       sales commission and rent
       charged........................               $18,974      $ 17,349     $  2,123
    Providing administrative
       services.......................                     0             0          149
    Insurance and benefit
       Premiums.......................                     0           166          420
    Management Fees...................                 4,533         4,028        5,098
  Subcontracted services..............                 2,324         2,686        9,632
  Manufacturing related services
    and inventory purchased...........                 8,084        10,213       11,683
  Rent expense paid...................                 2,180         3,195        2,950
  Machine and facility usage fees
    paid..............................                 4,158         3,748        3,397
  Commission expense paid.............                10,391         7,269        6,391
  Litigation, workers compensation
    and medical insurance
    premiums..........................                   613             0            0
  Property, Plant and Equipment
    purchased.........................                    40             0           49


    The result of these related party transactions is a net receivable, which is included in accounts receivable as follows:




                                                             DECEMBER 31,
                                                             ------------
                                                            (IN THOUSANDS)
                                                            --------------
                                                          1998         1997
                                                          ----         ----

  Amounts Receivable..................               $    65,755  $    36,690
  Amounts Payable.....................                     9,107        4,430
                                                     -----------  -----------
  Net Amounts Receivable..............               $    56,648  $    32,260
                                                     ===========  ===========


    In accordance with the Company's debt agreements, payments are permitted to be made to the Company's sole beneficiary for income tax payments and may be made as a bonus payment or distribution of Trust Principal. The payments for the years ended December 31, 1998, 1997 and 1996 were recorded as expense.

8. COMMITMENTS AND CONTINGENCIES

    Operating Leases -- The Trust leases certain machinery and equipment under operating leases which have initial or remaining terms of one year or more at December 31, 1998. Future minimum lease commitments, including related party leases, are as follows (in thousands):

                                                               RELATED PARTY     OTHER
                                                                 OPERATING     OPERATING
                                                                  LEASES        LEASES
                                                               -------------   ---------
Years:
1999...............................................                  2,180          494
2000...............................................                      0          186
2001...............................................                      0           25
                                                                ----------   ----------
     Total.........................................             $    2,180   $      705
                                                                ==========   ==========


    Rent expense for operating leases and other agreements with a term of greater than one month, including amounts paid to related parties, was $5.5 million, $6.3 and $5.0 million for the years ended December 31, 1998, 1997, and 1996, respectively. Usage fees paid based on monthly usage of certain machinery and equipment and facilities, all of which were paid to related parties, were $4.0 million, $3.6, and $3.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Litigation -- In December of 1997, the Company settled litigation with the contractor that built the paint line at Vemco, Inc. for $2.0 million. Of this amount, $0.8 million was recorded as a reduction to the carrying value of the paint line and $1.2 million was recorded as miscellaneous income.

    Resolution of Commercial Issues -- During the fourth quarter of 1998, the Company resolved several commercial issues which resulted in the recovery of gross profit lost during current and prior years. The resolution of these issues resulted in an addition $7.4 million of gross profit.

    Environmental Costs -- The Company is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are necessarily imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectibility of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. The Company's reserves for these environmental matters totaled $1.3 million at December 31, 1998 and $1.3 million at December 31, 1997.

    On February 23, 1998, the Attorney General of the State of Michigan and the Michigan Department of Environmental Quality (MDEQ) instituted legal proceedings in state court alleging violations by the Company of current permits regarding the level of emissions and odors discharged from its Grand Blanc paint facility. These proceedings seek and may result in the imposition of civil penalties of up to $10,000 per day; the total amount is not reasonably estimable given the current status of the proceedings. Emission levels are being evaluated as part of the proceedings, and it is possible the Company may be required to make capital expenditures of $2 to $5 million to the current systems to come into compliance. During the first quarter of 1999, the U.S. Environmental Protection Agency has issued a notice of violation and taken an active role in monitoring the legal proceeding and may take action separate and distinct from the legal proceedings begun by the State of Michigan and MDEQ.

    The Company is party to various contractual, legal and environmental proceedings, some which assert claims for large amounts. Although the ultimate cost of resolving these matters could not be precisely determined at December 31, 1998, management believes, based on currently known facts and circumstances, that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations. These matters are subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. It is more than remote but less than likely that the final resolution of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The Company's reserves have been set based upon a review of costs that may be incurred after considering the creditworthiness of guarantors and/or indemnification from third parties which the Company has received. The Company is not covered by insurance for any unfavorable environmental outcomes, but relies on the established reserves, guarantees and indemnifications it has received.

9. CONCENTRATIONS

    The Company's sales to General Motors Corporation ("GM"), Ford Motor Company ("Ford") and DaimlerChrysler Corporation ("DaimlerChrysler"), expressed as a percentage of sales, were 41%, 16% and 12%, respectively, in 1996. For 1997, the percentages were 40% and 27% for GM and Ford, respectively, and less than 10% for DaimlerChrysler. For 1998, the percentages were 38%, 23% and 15% for GM, Ford and DaimlerChrysler, respectively. Many of the Company's automotive industry customers are unionized and work stoppages, slow-downs experienced by them, and their employee relations policies could have an adverse effect on the Company's results of operations. Net sales during the second and third quarters of 1998 were impacted negatively due to strikes at certain General Motors plants. The Company believes that a portion of these lost sales were recouped in the fourth quarter of 1998 as GM accelerated production to refill its distribution channels. Approximately 11% of the Company's workforce is covered by a collective bargaining agreement which will expire within one year.

10. PENSIONS, PROFIT-SHARING AND SALARY REDUCTION PLAN

    The Company sponsors profit-sharing and salary reduction 401(k) plans which cover substantially all employees. The plans provide for the Company to contribute a discretionary amount each year. Contributions were $2.3, $2.2 and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Bailey has various retirement plans covering substantially all employees, including five defined benefit pension plans covering full-time hourly and salaried employees. The benefits payable under the plans are generally determined based on the employees' length of service and earnings. For all these plans the funding policy is to make at least the minimum annual contributions required by Federal law and regulation.

    The change in benefit obligation for the years ended December 31, 1998 and 1997 was as follows (in thousands):

                                                           1998         1997
                                                           ----         ----
  Benefit obligation at beginning of year            $    15,980  $    14,861
  Service cost........................                       543          321
  Interest cost.......................                     1,120        1,069
  Curtailment gain....................                      (648)
  Amendments..........................                                    599
  Actuarial loss (gain)...............                     1,771         (365)
  Benefits paid.......................                      (536)        (505)
                                                     -----------  -----------
  Benefit obligation at end of year...               $    18,230  $    15,980
                                                     ===========  ===========

    The change in the market value of plan assets for the years ended December 31, 1998 and 1997 was as follows (in thousands):

                                                         1998         1997
                                                         ----         ----
  Market value of plan assets at beginning
    of year...........................               $    14,026  $    11,528
  Actual return on plan assets........                       105        2,531
  Employer contribution...............                       660          472
  Benefits paid.......................                      (536)        (505)
                                                     -----------  -----------
  Market value of plan assets at end of year         $    14,255  $    14,026
                                                     ===========  ===========

    The funded status of the defined benefit plans at December 31, 1998 was as follows (in thousands):

                                                                         ASSETS EXCEED    ACCUMULATED BENEFITS
                                                                     ACCUMULATED BENEFITS     EXCEED ASSETS
                                                                     --------------------     -------------
Actuarial present value of benefit obligations:
  Vested Benefits..........................................               $    3,017           $   15,078
  Nonvested benefits.......................................                       33                  102
                                                                          ----------           ----------
Accumulated benefit obligation.............................               $    3,050           $   15,180
                                                                          ==========           ==========
Projected benefit obligation...............................                   $3,050           $   15,180
Market value of plan assets................................                    3,891               10,364
                                                                          ----------           ----------
Excess (deficiency) of assets over projected benefit
  obligation...............................................                      841               (4,816)
Unrecognized net (gain) loss...............................                     (928)               1,232
Unrecognized prior service cost............................                                           519
Additional minimum liability...............................                                        (1,751)
                                                                          ----------           ----------
Accrued pension cost.......................................               $      (87)          $   (4,816)
                                                                          ==========           ==========

    The funded status of the defined benefit plans at December 31, 1997 was as follows (in thousands):

                                                                         ASSETS EXCEED    ACCUMULATED BENEFITS
                                                                     ACCUMULATED BENEFITS     EXCEED ASSETS
                                                                     --------------------     -------------
Actuarial present value of benefit obligations:
  Vested Benefits..........................................           $      5,151           $     10,003
  Nonvested benefits.......................................                     42                     70
                                                                      ------------           ------------
Accumulated benefit obligation.............................           $      5,193           $     10,073
                                                                      ============           ============

Projected benefit obligation...............................           $      5,907           $     10,073
Market value of plan assets................................                  6,996                  7,030
                                                                      ------------           ------------
Excess (deficiency) of assets over projected benefit
  obligation...............................................                  1,089                 (3,043)
Unrecognized net loss......................................                 (1,736)                  (892)
Unrecognized prior service cost............................                      0                    559
                                                                      ------------           ------------
Accrued pension cost.......................................           $       (647)          $     (3,376)
                                                                      ============           ============

    Net periodic pension (benefit) expense for the years ended December 31, 1998 and 1997 included the following components (in thousands):

                                                          1998          1997
                                                          ----          ----
  Service cost benefit during the year               $       543    $       321
  Interest cost on projected benefit obligation            1,120          1,069
  Expected return on plan assets......                    (1,174)          (961)
  Net amortization and deferral.......                       (52)           (22)
  Curtailment gain....................                      (648)
                                                     ------------   -----------
  Net periodic pension (benefit) expense             $      (211)   $       407
                                                     ============   ===========

    The date used to measure plan assets and liabilities is as of September 30 each year.

    The weighted-average assumed discount rate was 6.5% and 7.25% for 1998 and 1997, respectively. The assumed rate of return on plan assets was 8.5% for 1998 and 1997. For salary based plans, the expected rate of increase in compensation levels was 5.5% for 1998 and 1997.

    At December 31, 1998, the Company recorded an intangible pension asset of $519 thousand as an offset to recording the additional minimum pension liability. An additional amount of $737 thousand was recorded (net of tax) against equity at December 31, 1998, which represented the minimum pension liability in excess of unrecognized prior service cost.

    Plan assets consist principally of cash and cash equivalents, listed common stocks, debentures, and fixed income securities.

    A salaried pension plan has been frozen since 1992, and no further service liability will accrue under the plan. During 1998, an additional salaried pension plan and an hourly pension plan were frozen, and no further service liability will accrue under these plans. The freezing of the salaried pension plan resulted in a curtailment gain of approximately $648,000 and has been included in the calculation of the net periodic pension benefit for the year
ended   December 31, 1998. The freezing of the hourly plan did not result in a curtailment gain or loss since the accumulated and projected benefit obligation for this plan are equal.

    Effective January 1, 1999, the three frozen plans were merged into one plan. The merged plan will eventually be terminated.

11. INCOME TAXES

    Amounts in the financial statements related to income taxes are for the operations of Bailey. The other significant Subsidiaries have elected S corporation status under the Internal Revenue Code. The beneficiary is required to report all income, gains, losses, deductions, and credits of the S corporations included in the Trust on his individual tax returns.

    The provision for income tax expense for the period ended (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                                                 1998            1997         1996
                                                            -------------   -------------  ------------
Currently Payable
  United States.................................            $        80     $       0      $        0
  State and Local...............................                      0           239               0
  Foreign.......................................                     16             0               0
                                                            -----------     ---------      ----------
     Total......................................                     96           239               0
                                                            ===========     =========      ==========
Deferred
  United States.................................            $     1,618     $   2,716      $      293
  State and Local...............................                    240           403              43
                                                            -----------     ---------      ----------
     Total......................................            $     1,858     $   3,119      $      336
                                                            ===========     =========      ==========

    The Company does not provide for U.S. income taxes or foreign withholding taxes on cumulative undistributed earnings of foreign subsidiaries as these earnings are all taxed currently to the beneficiary of the Trust.

    The effective tax rate on pretax income was 70.4% for the year ended December 31, 1998, of which 29.9% relates to permanent differences not deductible for income taxes (primarily goodwill amortization)and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate on pretax income was 58.3% for the year ended December 31, 1997, of which 18.1% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit. The effective tax rate on pretax income was 232.7% for the year ended December 31, 1996, of which 192.5% relates to permanent differences not deductible for income taxes and 5.2% for state and local income taxes, net of the federal tax benefit.

    The tax-effected temporary differences and carryforwards which comprised deferred assets and liabilities were as follows (in thousands):

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                           1998           1997
                                                                      -------------  -------------
   Deferred tax assets:
     Accrued expenses and reserves.........................           $    7,372     $    8,920
     Net Operating Loss carryforward.......................                9,750         11,497
     Minimum tax credit carryforward.......................                  844            764
     Other.................................................
                                                                             750            293
                                                                      ----------     ----------
        Total deferred tax assets..........................           $   18,716     $   21,474
                                                                      ----------     ----------
   Deferred tax liabilities:
     Depreciation..........................................               11,931         12,505
     Other.................................................                   24            845
                                                                      ----------     ----------
        Total deferred tax liabilities.....................               11,955         13,350
                                                                      ----------     ----------
        Net deferred tax asset.............................           $    6,761     $    8,124
                                                                      ==========     ==========

    The current portion of deferred tax assets, $6.9 and $7.0 million is included in prepaid expense and other at December 31, 1998 and 1997, respectively. Bailey's U.S. net operating loss carryforwards, which totaled $26.4 and $29.9 million at December 31, 1998 and 1997, begin to expire in the year 2011. Alternative minimum tax credit carryforwards totaled $0.8 million at December 31, 1998 and have no expiration date. Management believes the net operating loss carryforwards at December 31, 1998 are realizable based on forecasted earnings and available tax planning strategies.

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


                                                   DECEMBER 31, 1998                    DECEMBER 31, 1997
                                           -----------------------------------  -------------------------------
                                               CARRYING               FAIR          CARRYING         FAIR
                                                AMOUNT                VALUE          AMOUNT          VALUE
                                                ------                -----          ------          -----
                          Debt..........  $     283,940          $   282,126   $     283,940   $    287,626



    The fair values of interest rate swaps were estimated by discounting expected cash flows using quoted market interest rates. Interest rate swaps are also discussed in Note 1.

                                                    DECEMBER 31, 1998                       DECEMBER 31, 1997
                                           --------------------------------------  ---------------------------------------
                                               NOTIONAL         UNREALIZED GAIN/       NOTIONAL           UNREALIZED GAIN/
                                                AMOUNT              (LOSSES)            AMOUNT                (LOSSES)
                                                ------              --------            ------                --------
                   Interest Rate
                     Swaps.........            $   55,000          $(2,020)                   $   55,000            $  (1,367)


    The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Senior Credit Facility approximate fair market value due to the short-term maturities of these instruments.

14. SUBSEQUENT EVENT

    On March 8, 1999, the Company entered into an agreement to acquire Peguform GmbH ("Peguform"), a leading European supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"). The aggregate purchase price of Peguform is approximately DEM 850 million (approximately $466 million based upon the published United States Dollar exchange rate on March 30, 1999), subject to certain post-closing adjustments. Consummation of the Peguform Acquisition is subject to only limited conditions, including approval of the shareholders of Klockner-Werke AG, the parent of Peguform, and receipt of regulatory approvals. The purchase agreement does not permit the Company to terminate the transaction, even if there has been a material adverse change in the business of Peguform from the date of signing the purchase agreement to closing, which is currently expected to occur no later than May 31, 1999.

    The Company has executed commitment letters with BankOne Corporation, and its affiliates, pursuant to which BankOne Corporation has committed, subject to certain conditions, to provide financing for the Peguform Acquisition.

================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE MANAGEMENT

    The following individuals are the Executive Managers of the Company, having the operational titles set forth opposite their names. Because of its trust structure, the Trust does not have executive officers or directors, although the Special Advisor to the Trust, acting through the Trustee, has the authority to designate individuals from time-to-time to act as officers as to particular matters. Messrs. Winget, Schutz and Torakis serve as the directors of each Subsidiary, other than Venture Canada. Mr. Winget and Stephen M. Cheifetz serve as the directors of Venture Canada. Mr. Butler is a director of Venture Holdings Corporation only.


                   --------------------------- ----- ------------------------------------------------------
                           NAME                 AGE                         POSITION
                   --------------------------- ----- ------------------------------------------------------
                   Larry J. Winget............  56   Chairman of the Board and Chief Executive Officer
                   --------------------------- ----- ------------------------------------------------------
                   A. James Schutz............  53   Vice.Chairman
                   --------------------------- ----- ------------------------------------------------------
                   Michael G. Torakis.........  42   President and Chief Financial Officer
                   --------------------------- ----- ------------------------------------------------------
                   Robert Wedge...............  61   President of Mold & Engineering Operations
                   --------------------------- ----- ------------------------------------------------------
                   James E. Butler, Jr........  46   Executive Vice President-Finance and Secretary
                   --------------------------- ----- ------------------------------------------------------
                   Charles Hunter.............  43   Executive Vice President-Engineering
                   --------------------------- ----- ------------------------------------------------------
                   Michael Juras..............  57   Executive  Vice  President-Advanced  Engineering  and
                                                     Marketing
                   --------------------------- ----- ------------------------------------------------------
                   Patricia A. Stephens         52   Executive Vice President-Purchasing
                   --------------------------- ----- ------------------------------------------------------
                   Joseph R. Tignanelli         37   Executive Vice President-Interior Operations
                   --------------------------- ----- ------------------------------------------------------
                   David Voita................  58   Executive Vice President-Manufacturing
                   --------------------------- ----- ------------------------------------------------------
                   Larry J. Winget, Jr........  38   Executive    Vice     President-Manufacturing     and
                                                     Engineering
                   --------------------------- ----- ------------------------------------------------------
                   Warren Brown...............  55   Vice.President-SMC Operations
                   --------------------------- ----- ------------------------------------------------------


    Larry J. Winget was one of the five original founders and shareholders of Venture Industries Corporation and is the only one still involved with the Company. Since 1987 he has owned 100% of the Company and is currently the sole beneficiary of the Trust.

    A. James Schutz assumed the position of Vice Chairman in October 1997 and had been Executive Vice President since 1987. He has been in the injection molding business for 25 years

    Michael G. Torakis joined the Company in 1985 and has been President, Secretary, Treasurer and Chief Financial Officer of the Trust since 1995. Prior to his appointment to his current position, he served in various other capacities at the Company, including Executive Vice President.

    Robert Wedge joined the Company in November 1984 as Plant Manager, became Vice President and General Manager of Venture Mold & Engineering in December 1993 and assumed his present position in April of 1995. Mr. Wedge has 35 years of mold building experience.

    James E. Butler joined the Company in 1994 and assumed his current position in April of 1995. From 1981 until joining the Company, Price Waterhouse Coopers L.L.P., a certified public accounting firm, employed him.

    Charles Hunter has been with the Company since 1989 and has held a number of different positions in the Company involving mold building, design engineering and prototype operations. He currently oversees worldwide design and advanced engineering operations.

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

    Joseph R. Tignanelli, Larry J. Winget's son-in-law, has been employed by the Company in several positions since 1980, including Molding Manager for Venture Industries Corporation -- Groesbeck plant from 1985 until 1990, Assistant Manager of Venture Industries Corporation from 1990 until 1993, Vice President of Venture Industries until October of 1995, and Executive Vice President - Customer Services until December 1997, when he assumed his current position.

    The Company has employed David Voita in various manufacturing positions since 1995 after a 33-year career with Ford Motor Company. Mr. Voita's last position was that of Plant Manager for the Plastic and Trim Division where he managed a 1.2 million square foot and 1,300 employee facility.

    Larry J. Winget, Jr., Larry J. Winget's son, has been employed by the Company in various positions since 1976, including Molding Plant Manager of Vemco, Inc. from 1988 until 1990, Assistant Manager of Vemco, Inc. from 1990 until 1993, and Vice President and General Manager of Vemco, Inc. until being named to his present position in April of 1995. In December of 1997 he assumed the additional role of leading all manufacturing operations

    Warren Brown joined the Company in 1993 as Vice President-Mergers and Acquisitions and assumed his current position in 1996. Prior to joining the Company, Mr. Brown was employed for eight years as Chief Operating Officer of Autodie Corporation. He has over 30 years experience in the automotive supplier industry.

    Stephen M. Cheifetz, 41, is a partner of Comeri and Martion and has served as a partner of this firm for less than 1 year. Prior to that he was a partner with Wilson, Walker, Hochberg, Slopen, a Windsor, Ontario law firm, and served as a partner in that firm for over five years.

ITEM 11.  EXECUTIVE COMPENSATION

    The following Summary Compensation Tables sets forth compensation paid for the years ended December 31, 1998, 1997 and 1996, respectively, to those persons who were, at December 31, 1998, the chief executive officer of the Company and four other most highly paid executive officers who received more than $100,000 in compensation during such year (collectively, the "Named Officers") for services in all capacities to the Company.


                                                                  SUMMARY COMPENSATION TABLE(1)
                                           -------------------------------------------------------------------------
         NAME AND                                                                    OTHER ANNUAL       ALL OTHER
    PRINCIPAL POSITION                       YEAR     SALARY(2)         BONUS       COMPENSATION(3)  COMPENSATION(4)
-------------------------                  ------- --------------  --------------  ---------------------------------
Larry J. Winget....................          1998     $ 526,503                       $  542,872        $   366,063
Chairman of the Board and                    1997       527,657                          478,945            277,347
Chief Executive Officer                      1996       513,820                          675,799            250,807

A. James Schutz....................          1998     $ 238,856        $ 41,760       $                 $     5,100
Vice Chairman                                1997       237,150          41,760                               4,800
                                             1996       231,491          41,760                               4,800

Michael G. Torakis.................          1998     $ 268,834                       $                 $     5,100
President and                                1997       263,819                                               4,800
Chief Financial Officer                      1996       257,615       $ 250,000                               4,800

Larry J. Winget, Jr................          1998     $ 219,224                       $                 $     5,100
Executive Vice President                     1997       220,938                                               4,275
                                             1996       216,034                                               3,950

Joseph R. Tignanelli...............          1998     $ 198,039                       $                 $     4,850
Executive Vice President                     1997       192,428                                               4,800
                                             1996       189,084              --              --               4,800



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

(4) "All Other Compensation" is comprised of: (i) a contribution made by the Company to the accounts of each of the Named Officers under the Company's 401(k) Plan; (ii) the incremental cost to the Company of additional premiums for term life insurance benefits for the Named Officers which are not generally available to the other salaried employees of the Company, and
     (iii) with respect to Mr. Winget, the portion of the premium paid by the Company under a life insurance policy (the "Reverse Split Dollar Policy") attributable to the build-up of the cash surrender value of the policy, which aggregated $1,672,705, $1,311,742 and $1,039,195 at December 31,
     1998, 1997 and 1996, respectively, and is owned by Mr. Winget. The beneficiary of the term insurance portion of the Reverse Split Dollar Policy is the Company, which pays all premiums due under the policy and is entitled to receive a $20 million benefit in the event of Mr. Winget's death. Mr. Winget has the right to designate the distribution of the cash surrender value and may, prior to his death, surrender the policy in cancellation thereof and receive the benefit of the cash surrender value.

See the table below for complete details concerning all other compensation.


  NAME AND YEAR           401(K)         TERM LIFE INSURANCE    REVERSE SPLIT DOLLAR POLICY    TOTAL
  ----------------         ---------      ------------------------------------------------------------
        Winget
          1998             $ 4,800               $ 300                     $360,963           $ 366,063
          1997             $ 4,500               $ 300                     $272,547           $ 277,347
          1996             $ 4,500               $ 300                     $246,007           $ 250,807
        Schutz
          1998             $ 4,800               $ 300                                        $   5,100
          1997             $ 4,500               $ 300                                        $   4,800
          1996               4,500                 300                                            4,800
       Torakis
          1998             $ 4,800               $ 300                                        $   5,100
          1997             $ 4,500               $ 300                                        $   4,800
          1996               4,500                 300                                            4,800
   Winget Jr.
          1998             $ 4,800               $ 300                                        $   5,100
          1997             $ 3,975               $ 300                                        $   4,275
          1996               3,650                 300                                            3,950
    Tignanelli
          1998             $ 4,550               $ 300                                        $   4,850
          1997             $ 4,500               $ 300                                        $   4,800
          1996               4,500                 300                                            4,800

COMPENSATION OF DIRECTORS
     Messrs. Winget, Schutz, Torakis and Butler serve as the directors of the Issuers and do not receive any additional compensation or fees for their service to the Issuers in such capacities. Mr. Cheifetz does not receive compensation for acting as a director of Venture Canada; however, the law firms of which he is (or was) a partner act as counsel to Venture Canada.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Experienced Management LLC for the year ended December 31, 1998 paid all of the Named Officers' compensation. Messrs. Winget and Torakis, in their capacities as directors participated in the deliberations concerning executive compensation. In addition, some of the Named Officers have engaged in certain transactions with the Company. See "Certain Transactions."

OPTIONS.
     None of the named officers hold any options to acquire stock of the Subsidiaries or were granted any such options in the 1998 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     All of the capital stock of the Subsidiaries of the Trust is owned by the Trust, of which Mr. Winget is the sole beneficiary. Mr. Winget's address is c/o Venture Holdings Trust, 33662 James J. Pompo, Fraser, Michigan 48026.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In addition to making distributions to Mr. Winget as sole beneficiary of the Trust and compensating him in his capacity as an Executive Manager of the Company, the Company has maintained business relationships and engaged in certain transactions with Mr. Winget and certain companies owned or controlled by him (each an "affiliate" and collectively, the "affiliates") as described below. Since the Company operates for the benefit of Mr. Winget as sole beneficiary of the Trust, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

    Pursuant to the indentures relating to the Company's senior subordinated notes and senior notes, the Trust, each Issuer and each Guarantor is required to maintain a Fairness Committee, at least one of whose members is independent, which approves the terms and conditions of certain transactions between the Company and its affiliates and participates in decisions concerning whether certain corporate opportunities will be pursued by the Company. The Company has complied with such requirement since the date of the issuance of the senior subordinated notes for transactions initiated after such date. The indentures also contain other restrictions on transactions with affiliates, including the Corporate Opportunity Agreement, and distributions to Mr. Winget. The Corporate Opportunity Agreement, entered into in connection with the issuance of the senior subordinated notes, requires Mr. Winget to offer to the Company certain corporate opportunities which relate to the Company's business before he may pursue such opportunities outside the Company.

FACILITIES AND EQUIPMENT
    The Company leases, or has arranged for the usage of, certain facilities, machinery and equipment that are owned by affiliates, as set forth below. The Company believes that the lease and usage agreements are based on the fair market value of the facilities, machinery and equipment at the inception of the agreements. The Company has made significant capital improvements to these properties. The Company accounts for such improvements as leasehold improvements. At the conclusion of the applicable lease or usage agreement, the benefits of such improvements inure to the benefit of the lessor.

    Venture Real Estate, Inc., a corporation wholly owned by Mr. Winget's living trust since 1988, leases to the Company two separate injection molding buildings in the Company's Malyn Complex, and its Commerce Mold Shop. Amounts paid to Venture Real Estate, Inc. and a predecessor affiliate were approximately $0.8, $1.0 and $0.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

    Deluxe Pattern Company ("Deluxe"), a corporation wholly owned by Mr. Winget, provides an advanced design, model and tool-building facility, and is engaged in the business of providing design, model and tool-building services to the Company and to customers unaffiliated with the Company. The Company paid Deluxe $4.3, $9.2 and $6.6 million for the years ended December 31, 1996, 1997 and 1998, respectively, for the purchase of goods and services and equipment at net book value. Deluxe does not directly employ its own workforce, but rather, employees of the Company are made available to Deluxe on an as needed basis, for which Deluxe is charged a fee by the Company. During the years ended December 31, 1996, 1997 and 1998, the Company made sales to Deluxe of $1.1 million each year, and Deluxe was charged by the Company $9.6, $4.6 and $17.3 million, respectively, for time spent by the Company's employees on Deluxe business.

    Harper Properties of Clinton Township Limited Partnership ("Harper Properties") and Realven Corporation ("Realven") lease to the Company its Harper facility (the "Harper Lease") and the machinery and equipment located at such facility (the "Realven Lease"), respectively, pursuant to operating leases which terminate on June 7, 1999, which is expected to be renewed prior to the termination date. Harper Properties is a limited partnership in which the living trusts of Mr. Winget and his wife, Alicia, and an affiliated company are the general partners and Mr. Winget, members of his family, A. James Schutz, an Executive Manager of the Company, and Michael G. Torakis, an Executive Manager of the Company, are the limited partners. Realven is a corporation wholly owned by Mr. Winget and his wife, Alicia. The Harper Lease and the Realven Lease provide for semi-annual lease payments. Harper Properties and Realven have the right to require the Company to enter into negotiations regarding an increase in the lease payments under the Harper Lease and the Realven Lease, so that lease payments under these leases will reflect all expenses to Harper Properties, Realven and their owners. The Company has made several improvements to the Harper facility and the machinery and equipment leased from Realven, and has accounted for them as leasehold improvements. At the termination of the Harper and Realven Leases, Harper Properties and Realven, respectively, will retain the value, if any, of the leasehold improvements. The Company paid Harper Properties $1.7 million in each of the years ended December 31, 1996, 1997 and 1998, respectively, under the Harper Lease. The Company paid Realven $0.4 million in each of the years ended December 31, 1996, 1997 and 1998, respectively, under the Realven Lease.

    Mr. Winget has allowed the Company to use approximately 40 molding machines pursuant to the terms of usage agreements. In February of 1995, Mr. Winget contributed and assigned his interests in the usage agreements to the various injection molding machines and equipment to a new entity, Venture Heavy Machinery Limited Liability Company. The Company paid Venture Heavy Machinery Limited Liability Company $1.8 million in each of the years ended December 31, 1996, 1997 and 1998, respectively, under the usage agreements.

    Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company, each wholly owned by Mr. Winget, own a 176,000 square foot injection molding facility and the machinery and equipment located therein (including 35 molding machines). The Company entered into usage agreements for such facility (the Masonic facility), machinery and equipment, the terms of which were reviewed and approved by the Fairness Committee. During 1996, 1997 and 1998 the Company paid $1.3, $1.3 and $1.3 million respectively, to Venture Real Estate Acquisition Company and Venture Equipment Acquisition Company pursuant to these agreements.

BUSINESS RELATIONSHIPS
    The Company maintains ongoing business relationships with affiliates, as set forth below.

    Nova Corporation ("Nova") is a corporation in which Windall Industries, a corporation in which Mr. Winget owns a significant equity interest, owns 49% and a former Executive Manager of the Company owns the controlling 51% interest. Nova is a successor to Windall Industries' business. Nova supplies the Company with certain small parts or components of large assemblies that are sold to the Company's customers. The Company paid Nova $2.3, $ 1.0 and $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. In connection with this relationship, the Company has provided Nova with various raw materials at cost and receives commission income, for which Nova paid the Company $0.8, $0.3 and $0.4 million in the years ended December 31, 1996, 1997 and 1998, respectively. Nova sells products to customers other than the Company, and has and will compete with the Company for certain contracts. Nova paid the Company $0.2 million each year pursuant to machinery and equipment operating leases for the years ended December 31, 1996, 1997 and 1998, respectively. The Company paid Windall Industries usage fees of $80 thousand in each of the years-ended December 31, 1996, 1997 and 1998.

    Venture Sales and Engineering Corporation ("VS&E") and Venture Foreign Sales Corporation ("VFS"), corporations wholly owned by Mr. Winget, serve as the Company's outside sales agencies for sales and marketing of the Company's products manufactured or services conducted or provided by the Company's facilities. Currently, the Company pays VS&E and VFS, in the aggregate, a sales commission of 3% on all production part sales. The Company paid VS&E, $6.4, $
7.3 and $10.4 million in the years ended December 31, 1996, 1997 and 1998, respectively. VFS was paid nothing in 1996 through 1998. VS&E has conducted sales and marketing activities around the world for the Company and has been advanced certain funds in order to carry on that work on behalf of the Company.

    VAC has performed sequencing and value-added assembly of parts manufactured at the Company's Grand Blanc facility. The Company paid VAC $3.3 million for the year ended December 31, 1996, under this arrangement. During the year ended December 31, 1996 the Company made sales to VAC of $0.07. Beginning October 1, 1996 the manufacturing services previously provided by VAC have been contracted to MAST Services LLC, a company in which N. Matthew Winget, Mr. Winget's son, owned a minority interest until the fourth quarter of 1998. Services for the period ending December 31, 1996, 1997 and 1998 were $0.3, $2.7 and $2.3 million, respectively.

MANAGEMENT SERVICES
    Venture Service Company ("Venture Service") provides administrative services and insurance to Deluxe, Windall Industries, VS&E and VAC. Deluxe, Windall Industries, VS&E and VAC paid the Company $1.8 and $0.2 in the years ended December 31, 1996 and 1997, respectively. No amounts were paid in 1998.

    Venture Asia Pacific Pty. Ltd. and its subsidiaries ("VAP") were provided with management and sales services by the Company and paid the Company $5.1, $4.0 and $4.5 million for 1996, 1997 and 1998, respectively. In addition, VAP also reimbursed the Company for certain other expenditures made on its behalf and assigned certain tooling contracts to the Company.

    Pompo Insurance & Indemnity Company Ltd. ("Pompo"), a Barbados corporation indirectly wholly owned by Mr. Winget, was incorporated in 1992 under the Barbados Exempt Insurance Act. The Company purchases insurance from Pompo to cover certain medical claims by the Company's employees, certain workers compensation claims and a portion of a litigation claim. The Company has accounted for this arrangement using the deposit method wherein the full amount of the estimated liability for such claims is recorded in other liabilities and the premiums paid to Pompo are recorded in other assets until such time that the claims are settled. The Company remains primarily liable for any amounts in excess of insurance coverage or any amounts not paid by Pompo under these coverages. If a liability is settled for less than the amount of the premium paid to Pompo, a portion of the excess is available as a premium credit on future insurance. No amounts were paid in 1996 or 1997. In 1998 the Company paid Pompo $0.6 million in premiums. The Company received and utilized premium credits of $0.2 and $0.7 million, respectively, for 1996 and 1998. No premium credits were utilized in 1997.

OTHER
    From time to time, the Company pays certain expenses on behalf of Mr. Winget, which he is obligated to repay to the Company. Such amounts payable by Mr. Winget do not bear interest and are payable on demand. Mr. Winget was not indebted to the Company for such expenses at December 31, 1996 and 1997. At December 31, 1998, Mr. Winget's indebtedness to the Company for such indebtedness was $867 thousand. The highest amount of such indebtedness outstanding at any one time during such periods was $867 thousand. Such indebtedness was repaid in its entirety in the first quarter of 1999.

    Mr. Winget and his wife, Alicia, own the Acropolis Resort, which consists of several separate units and a lodge near Gaylord, Michigan, a resort community north of Detroit. The Company leases this facility from Mr. Winget primarily for use by the Company's employees, who are permitted to use the facility an availability basis. Cumulative leasehold improvements to this facility through December 31, 1998 aggregate $0.3 million. The Company's lease obligation to Mr. Winget is based upon the actual utilization of the facility by the Company's employees, provided that the Company is required to pay for the use of 500 room nights per calendar year (approximately $25,000) whether or not such rooms are rented. The Company paid Mr. Winget $80 thousand, $50 thousand and $90 thousand in the years ended December 31, 1996, 1997 and 1998, respectively, under this arrangement.

    Farm and Country Real Estate Company ("Farm and Country"), a corporation wholly owned by Mr. Winget, leases to the Company approximately 84 acres of raw land adjacent to the Company's Grand Blanc facility on a month-to-month basis. This lease provides for monthly rental payments of $16,100. Rent paid in 1996, 1997 and 1998 were $0.2 million in each year.

    Mr. Winget and Patent Holdings, Inc., a corporation wholly owned by Mr. Winget, have granted to the Company non-exclusive, royalty free licenses to certain patents which have been issued under applications filed by Mr. Winget, as assignee. Mr. Winget and the affiliated companies also generally permit the Company to utilize proprietary technologies or processes, such as REAP, which are developed by Deluxe and the affiliated companies. The licenses are perpetual, but provide that the licensor may negotiate a reasonable royalty in the event that Mr. Winget or certain members of his family no longer own at least 80% of the beneficial interest of the Trust.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         1.       Financial Statements
                  Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

         2.       Financial Statement Schedules
                  Valuation and qualifying accounts for the years ended December 31, 1998, 1997 and 1996.

         3.       Exhibits.
                  A list of the exhibits required to be filed as part of this Form 10-K is included under the heading "Exhibit Index" in this Form 10-K and incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1998.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The Company has not furnished an annual report covering the Company's last fiscal year or a proxy statement with respect to any annual or other meetings, to the sole beneficiary of the Trust because it is not required to do so.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VENTURE HOLDINGS TRUST

DATE:   March 31, 1999          BY: /s/ Larry J. Winget
                                    ------------------------------------------
                                          LARRY J. WINGET, Chairman
                                          and Trustee

                                VEMCO, INC., VENTURE INDUSTRIES CORPORATION,
                                VENTURE MOLD & ENGINEERING CORPORATION,
                                VENTURE LEASING COMPANY, VEMCO LEASING,
                                INC., VENTURE SERVICE COMPANY, VENTURE
                                HOLDINGS CORPORATION

DATE:   March 31, 1999          BY: /s/ Michael G. Torakis
                                    ------------------------------------------
                                          MICHAEL G. TORAKIS
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

/s/ Larry J. Winget                         Chairman (Chief Executive
---------------------                       Officer) and Director of
LARRY J. WINGET                             each registrant;

/s/ Michael G. Torakis                      President
----------------------                      (Principal Financial
MICHAEL G. TORAKIS                          Officer and Principal Accounting
                                            Officer) and Director of each
                                            registrant

/s/ A. James Schutz                         Director of each registrant
-----------------------
A. JAMES SCHUTZ

/s/ James E. Butler                         Director of Venture Holdings
-----------------------                     Corporation
JAMES E. BUTLER

                                   EXHIBIT INDEX



EXHIBIT                          DESCRIPTION OF EXHIBITS

  2.1* Share Purchase and Transfer Agreement between Klockner Mercator Maschinenbau GmbH, on the one hand, and Venture Beteiligungs GmbH and Venture Holdings Trust, on the other hand, dated March 8, 1999.

  3.1     Restated Articles of Incorporation of Vemco, Inc. filed as
          Exhibit 3.1 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.2 Restated Articles of Incorporation of Venture Industries Corporation filed as Exhibit 3.2 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.3 Restated Articles of Incorporation of Venture Mold & Engineering Corporation filed as Exhibit 3.3 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.4 Restated Articles of Incorporation of Venture Leasing Company filed as Exhibit 3.4 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.5 Restated Articles of Incorporation of Vemco, Leasing, Inc. filed as Exhibit 3.5 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.6     Restated Articles of Incorporation of Venture Holdings
          Corporation filed as Exhibit 3.6 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.7 Restated Articles of Incorporation of Venture Service Company filed as Exhibit 3.7 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  3.8 Bylaws of Vemco, Inc. filed as Exhibit 3.9 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.9 Bylaws of Venture Industries Corporation filed as Exhibit 3.10 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.10    Bylaws of Venture Mold & Engineering Corporation filed as
          Exhibit 3.11 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.11 Bylaws of Venture Leasing Company filed as Exhibit 3.12 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.12 Bylaws of Vemco Leasing, Inc. filed as Exhibit 3.13 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.13 Bylaws of Venture Holdings Corporation filed as Exhibit 3.14 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  3.14 Bylaws of Venture Service Company filed as Exhibit 3.15 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  4.1     Indenture for 9-1/2% Senior Notes due 2005 (including form of
          Notes) filed as Exhibit 4.1 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2     Indenture for 9-3/4% Senior Subordinated Notes due 2004
          (including form of Notes) filed as Exhibit 4.1 to the Registrants' Annual Report on Form 10-K, for the fiscal year ended December 31, 1993 and incorporated herein by reference.

  4.2.1 First Supplemental Indenture, dated August 8, 1996, to the Indenture filed as Exhibit 4.2 filed as Exhibit 4.2.1 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.2   Supplemental Indenture of Vemco Acquisition Corp., as
          Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as
          Exhibit 4.2.2 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.3   Supplemental Indenture of Venture Grand Rapids L.L.C., as
          Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as
          Exhibit 4.2.3 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.4 Supplemental Indenture of Venture Western Michigan Ltd., as Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as
          Exhibit 4.2.4 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.5 Supplemental Indenture of Bailey Corporation as Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as Exhibit
          4.2.5 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.6 Supplemental Indenture of Bailey Manufacturing Corporation, as Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as
          Exhibit 4.2.6 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.2.7 Supplemental Indenture of Bailey Transportation Products, Inc., as Supplemental Guarantor, to the Indenture filed as Exhibit 4.2 filed as
          Exhibit 4.2.7 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  4.3 Registrant Rights Agreement, dated as of July 9, 1997 among Venture Holdings Trust, Vemco, Industries Corporation, Venture Holdings Corporation Inc., Venture Leasing Company, Venture Mold & Engineering Corporation and Venture Service Company, as Issuers, and First Chicago Capital Markets, Inc., as Initial Purchaser filed as Exhibit 4.3 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.1 Amended and Restated Venture Holdings Trust effective as of February 16, 1994 filed as Exhibit 10.1 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.2 Amended and Restated Credit Agreement dated as of July 9, 1997 among Venture Holdings Trust, certain Borrowing Subsidiaries (as defined therein), the Lenders party thereto and NBD Bank, as Agent filed as
          Exhibit 10.2 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.3 Corporate Opportunity Agreement, dated February 16, 1994, by and between Larry J. Winget and Comerica Bank, as Indenture Trustee filed as Exhibit 10.3 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.3.1 Agreement dated July 9, 1997 by Larry J. Winget to be bound by the terms of the Corporate Opportunity Agreement, filed as Exhibit 10.3, for the benefit of the holders of the Issuers' 9 1/2 Senior Notes due 2005 filed as Exhibit 10.3.1 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.4 Service Agreement dated as of January 1, 1992 by and between Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Leasing Company, Vemco Leasing, Inc., Deluxe Pattern Corporation, Venture Automotive Corp., Venture Sales & Engineering Corp. and Venture Service Company filed as Exhibit 10.11 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.5 Lease dated as of November 1, 1990 by and among Venture Industries Corporation, Venture Technical Development Company, Venture Mold & Engineering Corporation, Vemco, Inc., Deluxe Pattern Company, Venture Automotive Corp., Larry J. Winget and Alicia Winget (Acropolis Resort) filed as Exhibit 10.14 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.6 Real Estate Lease Agreement dated December 7, 1988 by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease) filed as Exhibit 10.15 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.6.1 First amendment to Real Estate Lease Agreement dated December 30, 1993 by and between Harper Properties of Clinton Township Limited Partnership and Venture Industries Corporation (Harper Lease) filed as
          Exhibit 10.15.1 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.7 Machinery and Equipment Lease Agreement dated as of December 7, 1988 by and between Realven Corporation and Venture Industries Corporation (Realven Lease) filed as Exhibit 10.16 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.7.1 First Amendment to Machinery and Equipment Lease Agreement dated December 30, 1993 by and between Realven Corporation and Venture Industries Corporation (Realven Lease) filed as Exhibit 10.16.1 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.8 Real Estate Lease Agreement dated as of January 27, 1989 by and between Venture Real Estate, Inc. and Venture Mold & Engineering Corporation (Commerce Road facility) filed as Exhibit 10.17 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.9 Real Estate Lease Agreement dated as of August 1, 1992 by and between Venture Real Estate, Inc. and Venture Industries Corporation (17400 Malyn) filed as Exhibit 10.18 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.10 Real Estate Lease Agreement dated as of August 1, 1992 by and between Venture Real Estate, Inc. and Venture Industries Corporation (17350 Malyn filed as Exhibit 10.19 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.11 Farm and Country Real Estate Company and Vemco, Inc. Real Estate Availability and Usage Agreement dated April 24, 1992 filed as Exhibit
          10.20 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.12 Sales Representation Agreement by and between Vemco, Inc. and Venture Sales & Engineering Corporation filed as Exhibit 10.21 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.12.1 Sales Representation Agreement by and between Venture Industries Corporation and Venture Sales & Engineering Corporation filed as
          Exhibit 10.21.1 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.13 Manufacturing Agreement by and between Venture Automotive Corp. and Vemco, Inc. filed as Exhibit 10.22 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.14 Machinery Usage Agreements between Larry J. Winget Living Trust and Venture Industries Corporation filed as Exhibit 10.23 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.14.1 Machinery Usage Agreement between Larry J. Winget Living Trust and Vemco, inc. filed as Exhibit 10.23.1 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.15 Machinery Usage Agreement between Deluxe Pattern Corporation and Venture Mold & Engineering filed as Exhibit 10.24 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.16 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc. filed as Exhibit
          10.25 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.17 Form of Machinery and Equipment Lease Agreement between Venture Industries Corporation and Nova Industries, Inc. filed as Exhibit
          10.26 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.18 Indemnification Agreement between the Company and Larry J. Winget filed as Exhibit 10.25 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

  10.19 Indemnification Agreement between the Company and Michael G. Torakis filed as Exhibit 10.26 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

  10.20 Indemnification Agreement between the Company and A. James Schutz filed as Exhibit 10.27 to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

  10.21 Indemnity Agreement between Venture Holdings Trust and Stephen M. Cheifetz filed as Exhibit 10.31 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.22 Insurance Policies issued by Pompo Insurance & Indemnity Company Ltd. to the Registrants and affiliated companies filed as Exhibit 10.32 to the Registrants' Registration Statement on Form S-1, effective February 8, 1994 and incorporated herein by reference.

  10.23 Real Estate Usage Agreement between Venture Real Estate Acquisition Company and Venture Industries Corporation dated February 15, 1995 filed as Exhibit 10.23 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.24 Machinery Usage Agreement between Venture Equipment Acquisition Company and Venture Industries Corporation dated February 15, 1995 filed as Exhibit 10.24 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference.

  10.29 Venture Industries Group Participation Agreement between Venture Industries Corporation and Venture Asia Pacific Pty Ltd. filed as
          Exhibit 10.29 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference

  10.30 License Agreement as to Proprietary Technologies and Processes, dated July 2, 1997, between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as Exhibit 10.30 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference

  10.31 License Agreement as to Patents, dated July 2, 1997, between Larry J. Winget and Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Industries Canada Ltd., Vemco Leasing, Inc., Venture Leasing Company, Venture Service Company, Venture Holdings Corporation and Venture Holdings Trust filed as
          Exhibit 10.31 to the Registrants' Registration Statement on Form S-4, effective October 27, 1997 and incorporated herein by reference

  12   *  Statement Regarding Computation of Ratio of Earnings to Fixed Charges

  21.1 *  Subsidiaries of the Registrants

  27.1 *  Financial Data Schedule
-------------
* Filed herewith.