Form 10-Q
period 1999-03-31
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO
filed 1999-05-07
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999

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

(State or other           (Exact name of registrant as
jurisdiction of            specified in its charter)          (I.R.S. Employer
incorporation or                                                 Identification
organization)                                                    Number)
                               ------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
                                 (810) 294-1500
  (Address, including zip code, and telephone number, including area code, of registrants principal executive offices)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
    ---------       ---------
The common stock of each of the registrants, except for Venture Holdings Trust, is owned by Venture Holdings Trust.

                              TABLE OF CONTENTS
                              -----------------


PART I       FINANCIAL INFORMATION (UNAUDITED)                            PAGE #
             ---------------------------------                            ------
    Item 1.   Financial Statements

              Consolidated Balance Sheets as of March 31, 1999,
              December 31, 1998 and March 31, 1998                           1

              Consolidated Statements of Income and Comprehensive
              Income for the Three Months Ended March 31, 1999
              and 1998                                                       2

              Consolidated Statements of Changes in Trust Principal
              for the Three Months Ended March 31, 1999 and 1998             2

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998                     3

              Notes to Consolidated Financial Statements                     4

    Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition                             7

    Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                    9


PART II.      OTHER INFORMATION (UNAUDITED)
              -----------------------------

    Item 6.   Exhibits and Reports on Form 8-K                               10

    Signature                                                                12

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS TRUST

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                          March 31,                           March 31,
                                                             1999            Dec. 31,            1998
ASSETS                                                   (Unaudited)           1998          (Unaudited)
------                                                   -----------           ----          -----------
CURRENT ASSETS:

       Cash and cash equivalents                       $          3,153  $            130  $          7,985
       Accounts receivable, net, includes related
       party receivables of $59,878, $56,648 and
       $27,745 at March 31, 1999, December 31,
       1998 and March 31, 1998, respectively
       (Note 4)                                                 200,067           190,135           195,972
       Inventories (Note 2)                                      53,288            51,139            54,354
       Prepaid and other current assets                           8,648             8,870             8,625
                                                          --------------    --------------     -------------
                Total current assets                            265,156           250,274           266,936

Property, Plant and Equipment, Net                              196,226           200,544           205,529

Goodwill, Net                                                    51,552            52,022            53,428

Other Assets                                                     26,547            26,636            25,392

Deferred Tax Assets                                              11,035            11,839            13,056
                                                          --------------    --------------     -------------

Total Assets                                           $        550,516  $        541,315  $        564,341
                                                          ==============    ==============     =============

LIABILITIES AND TRUST PRINCIPAL
CURRENT LIABILITIES:
       Accounts payable                                $         62,506  $         52,351  $         86,601
       Accrued payroll and taxes                                 10,331             9,017            10,017
       Accrued interest                                           6,274            13,387             4,187
       Accrued expenses                                           5,701             5,299             7,671
       Current portion of long-term debt (Note 3)                 1,588             1,565             2,384
                                                          --------------    --------------     -------------
                Total current liabilities                        86,400            81,619           110,860

Other Liabilities                                                 5,948             7,254            10,853

Deferred Tax Liabilities                                         11,881            11,955            13,403

Long Term Debt (Note 3)                                         361,068           363,374           355,412
                                                          --------------    --------------     -------------

       Total liabilities                                        465,297           464,202           490,528

Commitments and Contingencies                                        --                --                --

Trust Principal:
       Accumulated other comprehensive income-
         minimum pension liability in excess of
         unrecognized prior service cost, net of tax               (737)            (737)                --
       Trust principal                                           85,956            77,850            73,813
                                                          --------------    --------------     -------------

Trust Principal                                                  85,219            77,113            73,813
                                                          --------------    --------------     -------------

Total Liabilities and Trust Principal                  $        550,516  $        541,315  $        564,341
                                                          ==============    ==============     =============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                   1999             1998
                                                                   ----             ----
NET SALES                                                   $      165,992  $       166,612

COST OF PRODUCT SOLD                                               133,070          133,616
                                                               ------------    ------------

GROSS PROFIT                                                        32,922           32,996

SELLING  GENERAL AND                                                14,270           14,855
  ADMINISTRATIVE EXPENSE

PAYMENTS TO BENEFICIARY IN
  LIEU OF TRUST DISTRIBUTIONS                                           --               --
                                                               ------------    ------------

INCOME FROM OPERATIONS                                              18,652           18,141

INTEREST EXPENSE                                                     9,479            7,145
                                                               ------------    ------------

INCOME BEFORE TAXES                                                  9,173           10,996

TAX PROVISION                                                        1,067            1,465
                                                               ------------    ------------

NET INCOME                                                           8,106            9,531

OTHER COMPREHENSIVE INCOME                                              --               --
                                                               ------------    ------------

COMPREHENSIVE INCOME                                        $        8,106  $         9,531
                                                               ============    ============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
----------------------
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST PRINCIPAL (Unaudited)
---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                    Three Months Ended
                                                                        March 31,
                                                                        --------
                                                                  1999            1998
                                                                  ----            ----
TRUST PRINCIPAL, BEGINNING OF PERIOD                        $       77,113  $        64,282

COMPREHENSIVE INCOME:

     NET INCOME                                                      8,106            9,531

     OTHER COMPREHENSIVE INCOME                                         --               --
                                                               ------------    ------------

COMPREHENSIVE INCOME                                                 8,106            9,531
                                                               ------------    ------------

TRUST PRINCIPAL, END OF PERIOD                              $       85,219  $        73,813
                                                               ============    ============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                       ----------
                                                                                1999               1998
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                       $            8,106    $         9,531
       Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
           Depreciation and amortization                                            10,794              9,079
           Change in accounts receivable                                          (10,056)           (34,815)
           Change in inventories                                                   (2,149)            (1,738)
           Change in prepaid and other current assets                                (100)                343
           Change in other assets                                                  (3,105)                379
           Change in accounts payable                                               10,155             16,554
           Change in accrued expenses                                              (5,397)            (4,099)
           Change in other liabilities                                             (1,305)            (3,428)
           Change in deferred taxes                                                  1,052              1,465
                                                                           ---------------     --------------
           Net cash provided by (used in) operating activities                       7,995            (6,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash used in investing activities-Capital expenditures              (2,688)            (8,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (repayments) borrowings under revolving credit agreement                (2,000)             23,000
       Principal payments on debt                                                    (284)            (1,392)
                                                                           ---------------     --------------
           Net cash (used in) provided by financing activities                     (2,284)             21,608
                                                                           ---------------     --------------

           NET INCREASE IN CASH                                                      3,023              6,508

CASH AT BEGINNING OF PERIOD                                                            130              1,477
                                                                           ---------------     --------------
CASH AT END OF PERIOD                                                   $            3,153    $         7,985
                                                                           ===============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for interest                         $           16,592    $        15,311
                                                                           ===============     ==============
       Cash paid during the period for taxes                            $               20    $           120
                                                                           ===============     ==============

See notes to consolidated financial statements.

VENTURE HOLDINGS TRUST
----------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------------------

1.    FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Trust (hereinafter referred to as the Trust) and all domestic subsidiaries and a foreign subsidiary that are all wholly owned, including Venture Industries Corporation, Vemco, Inc., Venture Mold & Engineering Corporation, Venture Leasing Company, Vemco Leasing, Inc., Venture Holdings Corporation, Venture Service Company, Experience Management L.L.C. and Venture Industries Canada, Ltd. (collectively referred to as the Company). In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       Separate financial statements for the Trust and each subsidiary are not included in this report because each entity (other than Venture Industries Canada, Ltd. and Experience Management L.L.C.) is jointly and severally liable for the Company's senior bank credit agreement (the Senior Credit Agreement) and 9% Senior Notes due 2005 (the Senior
       Notes); and each entity (including Venture Industries Canada, Ltd. but excluding Experience Management L.L.C.) is jointly and severally liable for the Company's 9 % Senior Subordinated Notes due 2004 (the Senior Subordinated Notes) either as a co-issuer or as a guarantor. In addition, the aggregate total assets, net earnings and net equity of the subsidiaries of the Trust are substantially equivalent to the total assets, net earnings and net equity of the Company on a consolidated basis. Venture Industries Canada, Ltd. and Experience Management L.L.C. represent less than 1% of total assets, net earnings, net trust principal and operating cash flow.


2.     INVENTORIES

         Inventories included the following (in thousands):

                                                                March 31,       Dec. 31,        March 31,
                                                                  1999           1998             1998
                                                                  ----           ----             ----
          Raw materials                                       $      22,900  $      25,169   $        27,001
          Work-in-process manufactured parts                          2,952          2,965             3,244
          Work-in-process molds                                      15,002         11,436            12,284
          Finished goods                                             12,434         11,569            11,825
                                                                 -----------    -----------     -------------

          Total                                               $      53,288  $      51,139   $        54,354
                                                                 ===========    ===========     =============

3.      DEBT

         Debt consisted of the following (in thousands):

                                                                March 31,      Dec. 31,        March 31,
                                                                 1999           1998             1998
                                                                 ----           ----             ----
         Revolving credit agreement                          $      75,000  $      77,000   $        68,000
         Series B senior notes payable, Due 2005
             with interest at 9.5%                                 205,000        205,000           205,000
         Senior subordinated notes payable
             with interest at 9.75%                                 78,940         78,940            78,940
         Capital leases with interest from 8.25%
             to 11.5%                                                2,056          2,196             3,749
         Installment notes payable with
             interest from 5.85% to 11.75%                           1,660          1,803             2,107
                                                                -----------    -----------     -------------
                 Total                                             362,656        364,939           357,796
         Less current portion of debt                                1,588          1,565             2,384
                                                                -----------    -----------     -------------

         Total                                               $     361,068  $     363,374   $       355,412
                                                                ===========    ===========     =============

       The senior credit agreement provides for borrowings of up to the lesser of a borrowing base or $200 million under a revolving credit facility. The annual interest rate for borrowings under this agreement is a floating rate based upon LIBOR or the banks prime rate. The Company must pay a fee of up to 0.5% of the unused portion of the commitment. The Company has issued letters of credit of approximately $3.0 million at March 31, 1999 against this agreement, thereby reducing the maximum availability to $197.0 million, and pursuant to the borrowing base formula could have borrowed $117.1 million, of which $75.0 million was outstanding thereunder.

       The senior credit agreement, senior notes and the senior subordinated notes contain certain restrictive covenants relating to cash flow, fixed charges, debt, trust principal, trust principal, trust distributions, leases, and liens on assets. The Companys debt obligations contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of March 31, 1999, the Company was in compliance with all debt covenants.

       See also Note 5 Acquisition.

4.     RELATED PARTY TRANSACTIONS

       The Company has entered into various transactions with entities that the sole beneficiary owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Company operates for the benefit of the sole beneficiary, the terms of these transactions are not the result of arms-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms-length transaction with non-affiliated persons.

       The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.

       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:

                                                                March 31,      Dec. 31,        March 31,
                                                                 1999           1998             1998
                                                                 ----           ----             ----
         Amounts receivable                                  $      70,386  $      65,755   $        32,392
         Amounts payable                                            10,508          9,107             4,647
                                                                -----------    -----------     -------------

         Net amounts receivable                              $      59,878  $      56,648   $        27,745
                                                                ===========    ===========     =============

5.     ACQUISITION

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

       The Company has executed commitment letters with subsidiaries of Bank One Corporation and Goldman Sachs Credit Partners, L.P., pursuant to which such entities have committed, subject to certain conditions, to provide financing for the Peguform Acquisition.

       The aggregate purchase price of the Peguform Acquisition is approximately DEM 850 million (approximately $459.1 million as of April 30, 1999), reduced by the amount of certain indebtedness for borrowed money, and subject to post-closing adjustments. In addition, the Company estimates an additional $28.2 million of fees, expenses and post-closing adjustments associated with the Peguform Acquisition. The Company expects to complete the Peguform Acquisition on or about May 31, 1999. The Peguform Acquisition will be accounted for as a purchase.

       In connection with the Peguform Acquisition, the Company expects to enter into an amended and restated credit agreement (the "New Credit Agreement"). The New Credit Agreement will provide for borrowings of (1) up to $200.0 million under a Revolving Credit Facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $100.0 million under a five-year Term Loan A; and (3) $150.0 million under a six-year Term Loan
       B. The Revolving Credit Facility will permit the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200.0 million less the amount of any letter of credit issued against the New Credit Agreement. Pursuant to the borrowing base formula as of December 31, 1998 the Company could have borrowed up to the maximum availability under the Revolving Credit Facility.

       Interest rates under the New Credit Agreement are based on the London Interbank Offer Rate ("LIBOR"), Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a euro currency reference rate. Interest rates will be determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the New Credit Agreement will be jointly and severally guaranteed by the Trust's domestic subsidiaries and will be secured by first priority security interests in substantially all of the assets of the Trust and its domestic subsidiaries. The New Credit Agreement will contain certain restrictive covenants, which we expect will be similar in nature to those in the Company's current senior credit facility (the "Existing Credit Agreement"). The New Credit Agreement will become effective contemporaneously with the completion of the Peguform Acquisition.

       In addition, we expect to offer an aggregate amount of up to $375.0 million of unsecured senior subordinated notes and unsecured senior notes. Proceeds from the offering of the notes, together with borrowings under the New Credit Agreement will be used to (1) fund cash consideration paid in the Acquisition; (2) redeem the Company's 9 3/4% Senior Subordinated Notes due 2004 at the redemption price of 104.875%, plus accrued interest; (3) refinance amounts outstanding under the Existing Credit Agreement; (4) pay certain fees and expenses related to the Peguform Acquisition and the offering of the notes; and (5) fund working capital and other general corporate purposes.

       After completing the Peguform Acquisition, the Company expects its budget for capital expenditures during the remainder of 1999 to be approximately $70.0 million, which is expected to be financed either with cash generated from operations or borrowings under the New Credit Agreement.

       The Company expects, on or before the closing of the sale of the notes, to enter into hedging obligations and interest rate swaps totalling approximately $375.0 million which will have a maturity of 5 years. These hedging obligations and interest rate swaps will effectively convert the Company's United States dollar fixed rate coupon on the notes to a euro fixed rate coupon. These instruments may not qualify for hedge accounting, which may result in non-cash charges to earnings related to the mark to market on the swaps. The Company is entering into this arrangement to take advantage of lower interest rates in Europe and to hedge its exchange rate risk, however, no commitment is currently in effect with respect to any such arrangements and no assurance can be given that the Company will enter into such arrangements on the terms described or at all.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

The following managements discussion and analysis of results of operations and financial condition (MD&A) should be read in conjunction with the MD&A included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.

                                                           Three months ended
                                                                 March 31,
                                                             1999         1998
                                                             ----         ----
Net sales                                                  100.0  %      100.0 %
Cost of products sold                                       80.2          80.2
                                                          -------      --------
Gross profit                                                19.8          19.8
Selling, general and administrative expense                  8.6           8.9
Payments to beneficiary in lieu of trust distributions       0.0           0.0
                                                          -------      --------
Income from operations                                      11.2          10.9
Interest expense                                             5.7           4.3
                                                          -------      --------
Income before taxes                                          5.5           6.6
Tax provision                                                0.6           0.9
                                                          =======      ========
Net income                                                   4.9  %        5.7 %
                                                          =======      ========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES. Net sales for the first quarter of 1999 decreased $0.6 million, or 0.4%, from the first quarter of 1998. Net sales were relatively flat due primarily to lower tooling sales in the first quarter of 1999 compared to the first quarter of 1998, offset by increased component sales.

GROSS PROFIT. Gross profit for the first quarter of 1999 decreased $0.1 million to $32.9 million compared to $33.0 million for the first quarter of 1998. As a percentage of net sales, gross profit remained constant at 19.8%. During the first quarter of 1999, a $1.4 million reserve was reversed relating to the renegotiation of a contract. Excluding the impact of the reserve reversal, the gross profit margin during the first quarter of 1999 was 19.0%. As compared to the first quarter 1998 gross profit margin, the first quarter 1999 gross profit margin was lower as a result of a decrease in tooling sales, which generally account for higher margins than sales of components.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first quarter of 1999 decreased $0.6 million, or 4.0%, to $14.3 million compared to $14.9 million for the first quarter of 1998. As a percentage of net sales, selling, general and administrative expense decreased from 8.6% for the first quarter of 1999 as compared to 8.9% for the first quarter of 1998. The decrease is primarily attributable to cost cutting efforts at the corporate office.

INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first quarter of 1999 increased $0.6 million, or 2.8%, to $18.7 million, compared to $18.1 million for the first quarter of 1998. As a percentage of net sales, income from operations increased to 11.2% for the first quarter of 1999 from 10.9% for the first quarter of 1998.

INTEREST EXPENSE. Interest expense for the first quarter of 1999 increased $2.4 million, to $9.5 million, as compared to $7.1 million for the first quarter of 1998. The increase is the result of additional borrowing under the Company's revolving credit facility to fund increased working capital needs.

NET INCOME. Due to the foregoing, net income for the first quarter of 1999 decreased $1.4 million, or 15.0%, to $8.1 million compared to $9.5 million for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

The Company's consolidated working capital was $178.8 million at March 31, 1999 compared to $156.1 million at March 31, 1998, an increase of $22.7 million. The Company's working capital ratio increased to 3.07x at March 31, 1999 from 2.41x at March 31, 1998. The increase is due to a decrease in current liabilities, primarily accounts payable. Net cash provided by operating activities was $8.0 million for the three months ended March 31, 1999 compared to net cash used of $6.7 million for the same period in 1998. The increase in cash provided by operations is due primarily to a reduction in the net increase in accounts receivable.

Capital expenditures were $2.7 million for the three months ended March 31, 1999 compared to $8.4 million for the same period in 1998. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle expected increased volumes and general reconditioning of equipment.

In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and require substantial capital investment in machinery, equipment, tooling and facilities. On March 8, 1999, the Company entered into an agreement to acquire Peguform GmbH ("Peguform"), a leading supplier of high performance interior and exterior plastic modules, systems and components to European OEMs (the "Peguform Acquisition"). As of the date hereof, however, the Company has no formal commitments with respect to any such material business, other than business acquired as a consequence of the Peguform Acquisition, and there is no assurance that the Company will be awarded any such business.

Net cash used in financing activities was $2.3 million for the three months ended March 31, 1999 compared to net cash provided by financing activities of $21.6 million for the same period in 1998. The fluctuation primarily relates to a repayment on the revolving credit agreement during the first three months of 1999 as opposed to additional borrowings during first three months of 1998

The Company has executed commitment letters with subsidiaries of Bank One Corporation and Goldman Sachs Credit Partners, L.P., pursuant to which such entities have committed, subject to certain conditions, to provide financing for the Peguform Acquisition.

The aggregate purchase price of the Peguform Acquisition is approximately DEM 850 million (approximately $459.1 million as of April 30, 1999), reduced by the amount of certain indebtedness for borrowed money, and subject to post-closing adjustments. In addition, the Company estimates an additional $28.2 million of fees, expenses and post-closing adjustments associated with the Peguform Acquisition. The Company expects to complete the Peguform Acquisition on or about May 31, 1999. The Peguform Acquisition will be accounted for as a purchase.

In connection with the Peguform Acquisition, the Company expects to enter into an amended and restated credit agreement (the "New Credit Agreement"). The New Credit Agreement will provide for borrowings of (1) up to $200.0 million under a Revolving Credit Facility, which, in addition to those matters described below, will be used for working capital and general corporate purposes; (2) $100.0 million under a five-year Term Loan A; and (3) $150.0 million under a six-year Term Loan B. A Revolving Credit Facility will permit the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $200.0 million less the amount of any letter of credit issued against the New Credit Agreement. Pursuant to the borrowing base formula as of December 31, 1998 the Company could have borrowed up to the maximum availability under the Revolving Credit Facility.

Interest rates under the New Credit Agreement are based on the London Interbank Offer Rate ("LIBOR"), Alternate Base Rate ("ABR"), which is the larger of the bank's corporate base rate of interest announced from time-to-time or the federal funds rate plus 1/2% per annum, and, in the case of non-dollar denominated loans, a euro currency reference rate. Interest rates will be determined by reference to the relevant interest rate option, plus an Applicable Margin (as defined) based on the Company's Consolidated Ratio of Total Debt to EBITDA. Obligations under the New Credit Agreement will be jointly and severally guaranteed by the Trust's domestic subsidiaries and will be secured by first priority security interests in substantially all of the assets of the Trust and its domestic subsidiaries. The New Credit Agreement will contain certain restrictive covenants, which we expect will be similar in nature to those in the Company's current senior credit facility (the "Existing Credit Agreement"). The New Credit Agreement will become effective contemporaneously with the completion of the Peguform Acquisition.

In addition, we expect to offer an aggregate amount of up to $375.0 million of unsecured senior subordinated notes and unsecured senior notes. Proceeds from the offering of the notes, together with borrowings under the New Credit Agreement will be used to (1) fund cash consideration paid in the Acquisition;
(2) redeem the Company's 9 3/4% Senior Subordinated Notes due 2004 at the redemption price of 104.875%, plus accrued interest; (3) refinance amounts outstanding under the Existing Credit Agreement; (4) pay certain fees and expenses related to the Peguform Acquisition and the offering of the notes; and
(5) fund working capital and other general corporate purposes.

After completing the Peguform Acquisition, the Company expects its budget for capital expenditures during the remainder of 1999 to be approximately $70.0 million, which is expected to be financed either with cash generated from operations or borrowings under the New Credit Agreement.

The Company expects, on or before the closing of the sale of the notes, to enter into hedging obligations and interest rate swaps totalling approximately $375.0 million which will have a maturity of 5 years. These hedging obligations and interest rate swaps will effectively convert the Company's United States dollar fixed rate coupon on the notes to a euro fixed rate coupon. These instruments may not qualify for hedge accounting, which may result in non-cash charges to earnings related to the mark to market on the swaps. The Company is entering into this arrangement to take advantage of lower interest rates in Europe and to hedge its exchange rate risk, however, no commitment is currently in effect with respect to any such arrangements and no assurance can be given that the Company will enter into such arrangements on the terms described or at all.


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

The Company's plan to resolve the year 2000 issue is being implemented by each facility across the Company and involves six phases: inventory; risk assessment; prioritization and ownership assignment; compliance research; remediation; and testing. The inventory, risk assessment, prioritization, and ownership assignment phases were performed concurrently and are substantially complete. The compliance research phase is substantially complete. The remediation and testing phases are expected to be substantially completed by August 31, 1999. The Company's year 2000 plan is being completed on a facility by facility basis. It is estimated that the compliance research phase is approximately 95% complete in all of our locations, the remediation phase is approximately 70% complete, and the testing phase is approximately 80% complete.

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

The Company's plans to complete the year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including, but not limited to, the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on tasks completed to date compared to all required tasks. However, there can be no guarantee that expected completion dates will be met, and actual results could differ materially for those forecasted. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in certain areas, the ability to locate and correct all relevant equipment, devices and computer codes, and similar uncertainties.


                          * * * * * * *

The foregoing discussion in MD&A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the Company successfully remediating Year 2000 issues; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
           RISK

The Company is exposed to market risk related to changes in interest rates and commodity prices and selectively uses financial instruments to manage some of these risks. The Company does not enter into financial instruments for speculation or trading purposes. A discussion of the Company's accounting policy for derivative financial instruments is included in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 1998 Annual Report on Form 10-K.

The Company has three interest rate exchange agreements with a financial institution to limit exposure to interest rate volatility. The Company has currency exposure primarily with respect to the Australian dollar and has chosen not to hedge that risk at the present time. The Company's exposure to commodity price changes relates to operations that utilize certain commodities as raw materials. The Company manages its exposure to changes in these prices primarily through its procurement and sales practices. At March 31, 1999, the Company had no financial instruments outstanding as hedges of commodity price risk.

These financial exposures are monitored and managed as a part of a risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect. Sensitivity analysis is one technique used to evaluate the impact of such possible movements on the valuation of these instruments. A hypothetical ten-percent change in the value of foreign currency movements would not have a significant impact on the Company's financial position, results of operations or future cash flows. In addition, based upon a one percentage point decrease in interest rates at March 31, 1999, the Company estimates that the fair market value of the interest rate exchange agreement would have decreased by $2.5 million. A hypothetical one percentage point increase in interest rates related to floating rate debt at March 31, 1999 would decrease future pretax earnings and cash flow by $0.2 million annually.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits.

EXHIBIT NO.                         DESCRIPTION

   2.1 Share Purchase and Transfer Agreement Between Klockner Mercator Maschinenbau GmbH, on the one hand, and Venture Beteilgungs GmbH and Venture Holdings Trust, on the other hand, dated March 8, 1999. (incorporated herein by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  27.1*            Financial Data Schedule
----------------
    * Filed herewith

           (b)     Reports on Form 8-K.

                   The Company was not required to file a current report on Form 8-K during the three months ended March 31, 1999 and none were filed during that period.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VENTURE HOLDINGS TRUST, VEMCO, INC.,
                                     VENTURE INDUSTRIES CORPORATION,
                                     VENTURE MOLD & ENGINEERING
                                     CORPORATION, VENTURE LEASING
                                     COMPANY, VEMCO LEASING,INC., VENTURE
                                     HOLDINGS CORPORATION, AND VENTURE
                                     SERVICE COMPANY



Date:  May 7, 1999
                                             /s/ James E. Butler
                                             ------------------------------
                                             James E. Butler
                                               Chief Financial Officer

                                             Signing on behalf of each
                                             registrant and as principal
                                             financial officer of each
                                             registrant.

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

  27.1                   FINANCIAL DATA SCHEDULE