Form 10-Q/A
period 1999-09-30
VENTURE HOLDINGS TRUST; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VEMCO LEASING INC; VENTURE HOLDINGS CORP; VENTURE SERVICE CO; VENTURE EU CORP; VENTURE EUROPE INC
filed 1999-11-16
CIK 864167, 916104, 916105, 916106, 916107, 916108, 916109, 916112, 1089450, 1089451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

Yes  X   No
   ----    -----

                                TABLE OF CONTENTS


The Company hereby amends Item 1 and Item 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended September 30, 1999. Specifically, the Consolidated Statements of Cash Flows and Notes 8 and 9 in
Item 1, Management's Discussion and Analysis of Results of Operations and Financial Condition, explanation of price reduction in Item 2 of Part I and the Financial Data Schedule in Item 6 of Part II have been amended.


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


                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                           1999             1998
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                    $ (17,025)       $   7,151
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                      47,603           28,369
         Loss from the disposal of fixed assets                                335
         Unrealized loss on investments                                      6,686               --
         Net extraordinary loss on early extinguishment of debt              5,569               --
         Change in accounts receivable                                      (5,274)         (16,373)
         Change in inventories                                               7,587           (2,905)
         Change in prepaid and other current assets                        (12,857)           2,735
         Change in other assets                                            (12,666)          (3,250)
         Change in accounts payable                                          8,828          (12,909)
         Change in accrued expenses                                          8,295           (5,344)
         Change in other liabilities                                         8,629           (6,793)
         Change in deferred taxes                                           (7,704)            (489)
                                                                         ---------        ---------
         Net cash provided by (used in) operating activities                38,006           (9,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of subsidiaries, net of cash acquired                   (450,842)              --
         Capital expenditures                                              (34,550)         (17,229)
                                                                                --               --
           Proceeds from sale of fixed assets                                  692               --
                                                                         ---------        ---------
           Net cash used in investing activities                          (484,700)         (17,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under revolving credit agreement           (25,284)          31,000
    Debt issuance fees                                                     (27,731)              --
    Net proceeds from issuance of debt                                     650,000               --
    Payment for early extinguishment of debt                               (82,788)              --
    Principal payments on debt                                             (53,303)          (2,865)
                                                                         ---------        ---------
         Net cash provided by financing activities                         460,894           28,135
                                                                         ---------        ---------

         Effect of exchange rate changes on cash and cash equivalents       (1,126)              --

         NET INCREASE IN CASH                                               13,074            1,098

CASH AT BEGINNING OF PERIOD                                                    130            1,477
                                                                         ---------        ---------
CASH AT END OF PERIOD                                                    $  13,204        $   2,575
                                                                         =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for interest                            $  44,759        $  33,146
                                                                         =========        =========
     Cash paid during the period for taxes                               $   1,263        $     285
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
                                            =========     =========      ==========      =========      =========    ==========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -------       -------     ------------  ------------   ------------     -----
NET SALES                                   $       --     $ 332,535     $ 117,260      $ 430,046      $      --     $ 879,841
COST OF PRODUCT SOLD                                --       288,963       111,390        372,428             --       772,781
                                            ----------     ---------     ---------      ---------      ---------     ---------
    GROSS PROFIT                                    --        43,572         5,870         57,618             --       107,060
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                            --        37,529            --         35,277             --        72,806
PAYMENTS  TO  BENEFICIARY  IN  LIEU
 OF TAXES                                          252            --            --             --             --           252
                                            ----------     ---------     ---------      ---------      ---------     ---------
    (LOSS) INCOME FROM OPERATIONS                 (252)        6,043         5,870         22,341             --        34,002
INTEREST EXPENSE                                44,867           129            --            851             --        45,847
INTERCOMPANY INTEREST ALLOCATION               (44,867)       44,867            --          6,184         (6,184)           --
OTHER EXPENSE (INCOME)                          26.767        (8,691)           --            787        (19,090)         (227)
                                            ----------     ---------     ---------      ---------      ---------     ---------
    (LOSS) INCOME BEFORE TAXES                 (27,019)      (30,262)        5,870         14,519         25,274       (11,618)
TAX  (BENEFIT) PROVISION                            --        (1,203)           --            588             --          (615)
MINORITY INTEREST                                   --            --            --            453             --           453
                                            ----------     ---------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME BEFORE                   (27,019)      (29,059)        5,870         13,478         25,274       (11,456)
      EXTRAORDINARY LOSS
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                          5,569            --            --             --             --         5,569
                                            ----------     ---------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME                       $  (32,588)    $ (29,059)    $   5,870      $  13,478      $  25,274     $ (17,025)
                                            ==========     =========     =========      =========      =========     =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                              OTHER       GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                               VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               -------       -------     ------------  ------------   ------------     -----
NET SALES                                   $       --     $  83,233     $  41,022      $ 315,791      $      --     $ 440,046
COST OF PRODUCT SOLD                                --        86,817        38,810        267,398             --       393,025
                                            ----------     ---------     ---------      ---------      ---------     ---------
    GROSS PROFIT                                    --        (3,584)        2,212         48,393             --        47,021
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                            --        10,681            --         27,901             --        38,582
PAYMENTS TO  BENEFICIARY IN LIEU
OF TAXES                                           175            --            --             --             --           175
                                            ----------    ----------     ---------      ---------      ---------     ---------
    (LOSS) INCOME FROM OPERATIONS                 (175)      (14,265)        2,212         20,492             --         8,264
INTEREST EXPENSE                                20,758            32            --             29             --        20,819
INTERCOMPANY INTEREST ALLOCATION               (20,758)       20,758            --          5,079         (5,079)           --
OTHER EXPENSE (INCOME)                          74,219        19,130            --            543        (74,219)       19,673
                                            ----------    ----------     ---------      ---------      ---------     ---------
    (LOSS) INCOME BEFORE TAXES                 (74,394)      (54,185)        2,212         14,841          79,298      (32,228)
TAX (BENEFIT) PROVISION                             --        (1,347)           --            327             --        (1,020)
MINORITY INTEREST                                   --            --            --            424             --           424
                                            ----------    ----------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME BEFORE                   (74,394)      (52,838)        2,212         14,090        79,298        (31,632)
      EXTRAORDINARY LOSS
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                             --            --            --             --             --            --
                                            ----------    ----------     ---------      ---------      ---------     ---------
    NET (LOSS) INCOME                       $  (74,394)   $  (52,838)    $   2,212      $  14,090      $  79,298     $ (31,632)
                                            ==========    ==========     =========      =========      =========     =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            OTHER        GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                              VENTURE      ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
CASH FLOWS FROM OPERATING ACTIVITIES:         -------      -------     ------------  ------------   ------------     -----

    Net income                              $ (32,588)    $ (29,059)       $ 5,870    $  13,478      $  25,274    $ (17,025)
    Adjustments to reconcile net income
     to net cash provided by (used  in)
     operating activities:
         Depreciation and amortization             --        32,527              3       15,073             --       47,603
         Loss from the disposal of fixed           --            --             --          335             --          335
          assets
         Unrealized gain on investments         6,989            --             --         (303)            --        6,686
         Net extraordinary loss on
          early extinguishment of debt          5,569            --             --           --             --        5,569
         Change in accounts receivable             --        (5,352)        (6,510)       6,588             --       (5,274)
         Change in inventories                     --        (6,892)            --       14,479             --        7,587
         Change in prepaid and other               --          (856)            --      (12,001)            --      (12,857)
          current assets
         Change in other assets                    --       (12,305)            --         (361)            --      (12,666)
         Change in accounts payable                --        14,014           (256)      (4,930)            --        8,828
         Change in accrued expenses             2,832          (646)           893        5,216             --        8,295
         Change in pension liabilities             --        (1,666)            --       10,295             --        8,629
          and other
         Change in deferred taxes                  --        (1,123)            --       (6,581)            --       (7,704)
                                            ---------     ---------    -----------    ---------      ---------    ---------
         Net cash provided by (used in)
          Operating activities                (17,198)      (11,358)            --       41,288         25,274       38,006

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of               --      (469,644)            --       18,802             --     (450,842)
     cash acquired
    Capital expenditures                           --       (17,558)            --      (16,992)            --      (34,550)
    Net  activity  in  investments  in
     and advances to (from) subsidiaries     (524,801)      537,035             --       13,040        (25,274)          --
     and affiliates
    Proceeds from sale of fixed assets             --            --             --          692                         692
                                            ---------     ---------    -----------    ---------      ---------    ---------
    Net cash used in investing activities    (524,801)       49,833             --       15,542        (25,274)    (484,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under                                                                       --
     revolving credit facility                (25,213)           --             --          (71)                    (25,284)
    Net proceeds from issuance of debt        650,000            --             --           --             --      650,000
    Payment for early extinguishment of       (82,788)           --             --           --             --      (82,788)
     debt
    Debt issuance fees                             --       (27,731)            --           --             --      (27,731)
    Principal payments on debt                     --        (2,377)            --      (50,926)            --      (53,303)
                                            ---------     ---------    -----------    ---------      ---------    ---------

    Net cash (used in) provided by
     financing activities                     541,999       (30,108)            --      (50,997)            --      460,894

Effect of exchange rate changes on cash
 and cash Equivalents                              --            --             --       (1,126)            --       (1,126)
              NET INCREASE IN CASH                 --         8,367             --        4,707             --       13,074

CASH AT BEGINNING OF PERIOD                 $      --     $      60    $        --    $      70      $      --    $     130
                                            ---------     ---------    -----------    ---------      ---------    ---------
CASH AT END OF PERIOD                       $      --     $   8,427    $        --    $   4,777      $      --    $  13,204
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
                                            =========       =========      =========       =========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                             VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             -------      ------------   ------------    ------------       -----
NET SALES                                  $      --       $ 449,795      $ 430,046       $              $ 879,841
COST OF PRODUCT SOLD                              --         400,353        372,428                        772,781
                                           ---------       ---------      ---------       ---------      ---------
    GROSS PROFIT                                  --          49,442         57,618                        107,060
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                          --          37,529         35,277                         72,806
PAYMENTS TO BENEFICIARY IN LIEU OF
 TAXES                                           252              --             --              --            252
                                           ---------       ---------      ---------       ---------      ---------

    (LOSS) INCOME FROM OPERATIONS               (252)         11,913         22,341                         34,002
INTEREST EXPENSE                              44,867             129            851                         45,847
INTERCOMPANY INTEREST ALLOCATION             (44,867)         44,867          6,184         (6,184)             --
OTHER EXPENSE (INCOME)                        26,767          (8,691)           787        (19,090)           (227)
                                           ---------       ---------     ----------       --------       ---------
    (LOSS) INCOME BEFORE TAXES               (27,019)        (24,392)        14,519         25,274         (11,618)
TAX (BENEFIT) PROVISION                           --          (1,203)           588             --            (615)
MINORITY INTEREST                                 --              --            453             --             453
                                           ---------       ---------     ----------       --------       ---------
    NET (LOSS) INCOME BEFORE
     EXTRAORDINARY LOSS                      (27,019)        (23,189)        13,478         25,274         (11,456)
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                        5,569              --             --             --           5,569
                                           ---------       ---------     ----------       --------       ---------
    NET (LOSS) INCOME                      $ (32,588)      $ (23,189)    $   13,478       $ 25,274       $ (17,025)
                                           =========       =========     ==========       ========       =========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                            GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                             VENTURE      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                             -------      ------------   ------------    ------------       -----
NET SALES                                  $      --       $ 124,255      $ 315,791       $      --      $ 440,046
COST OF PRODUCT SOLD                              --         125,627        267,398              --        393,025
                                           ---------       ---------      ---------       ---------      ---------
    GROSS PROFIT                                  --          (1,372)        48,393              --         47,021
SELLING, GENERAL & ADMINISTRATIVE
 EXPENSE                                          --          10,681         27,901              --         38,582
PAYMENTS TO BENEFICIARY IN LIEU OF TAXES         175              --             --              --            175
                                           ---------       ---------      ---------       ---------      ---------
    (LOSS) INCOME FROM OPERATIONS               (175)        (12,053)        20,492              --          8,264
INTEREST EXPENSE                              20,758              32             29              --         20,819
INTERCOMPANY INTEREST ALLOCATION             (20,758)         20,758          5,079          (5,079)            --
OTHER EXPENSE (INCOME)                        74,219          19,130            543         (74,219)        19,673
                                           ---------       ---------      ---------       ---------      ---------
    (LOSS) INCOME BEFORE TAXES               (74,394)        (51,973)        14,841          79,298        (32,228)
TAX (BENEFIT) PROVISION                           --          (1,347)           327              --         (1,020)
MINORITY INTEREST                                 --              --            424              --            424
                                           ---------       ---------      ---------       ---------      ---------
    NET (LOSS) INCOME BEFORE
     EXTRAORDINARY LOSS                      (74,394)        (50,626)        14,090          79,298        (31,632)
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                           --              --             --              --             --
                                           ---------       ---------      ---------       ---------      ---------
  NET (LOSS) INCOME                        $ (74,394)      $ (50,626)     $  14,090       $  79,298      $ (31,632)
                                           =========       =========      =========       =========      =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(Dollars IN THOUSANDS)


                                                               GUARANTOR    NONGUARANTOR                    CONSOLIDATED
                                                 VENTURE     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                 -------     ------------   ------------    ------------        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                 $ (32,588)     $ (23,189)     $  13,478       $  25,274       $ (17,025)
    Adjustments  to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                --         32,530         15,073              --          47,603
         Loss from the disposal of fixed
          assets                                      --             --            335                             335
         Unrealized loss on investments            6,989             --           (303)             --           6,686
         Net extraordinary loss on
          early extinguishment of debt             5,569             --             --              --           5,569
         Change in accounts receivable                --        (11,862)         6,588              --          (5,274)
         Change in inventories                        --         (6,892)        14,479              --           7,587
         Change in prepaid and other
          current assets                              --           (856)       (12,001)             --         (12,857)
         Change in other assets                       --        (12,305)          (361)             --         (12,666)
         Change in accounts payable                   --         13,758         (4,930)             --           8,828
         Change in accrued expenses                2,832            247          5,216              --           8,295
         Change in pension liabilities
          and other                                   --         (1,666)        10,295              --           8,629
         Change in deferred taxes                     --         (1,123)        (6,581)             --          (7,704)
                                               ---------      ---------      ---------       ---------       ---------
         Net cash provided by (used in)
          Operating activities                   (17,198)       (11,358)        41,288          25,274          38,006

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of subsidiaries, net of
     cash acquired                                    --       (469,644)        18,802              --        (450,842)
    Capital expenditures                              --        (17,558)       (16,992)             --         (34,550)
    Net activity in investments in and
     advances to (from)
     subsidiaries and affiliates                (524,801)       537,035         13,040         (25,274)             --
    Proceeds from sale of fixed assets                --             --            692              --             692
                                               ---------      ---------      ---------       ---------       ---------
    Net cash used in investing activities       (524,801)        49,833         15,542         (25,274)       (484,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings under                                                               --
     revolving credit facility                   (25,213)            --            (71)                        (25,284)
    Net proceeds from issuance of debt           650,000             --             --                         650,000
    Payment for early extinguishment
     of debt                                     (82,788)                           --              --         (82,788)
    Debt issuance fees                                --        (27,731)            --              --         (27,731)
    Principal payments on debt                        --         (2,377)       (50,926)             --         (53,303)
                                               ---------      ---------      ---------       ---------       ---------
    Net cash (used in) provided by
     financing activities                        541,999        (30,108)       (50,997)             --         460,894

Effect of exchange rate changes on cash
 and cash Equivalents                                 --             --         (1,126)             --          (1,126)

         NET INCREASE IN CASH                         --          8,367          4,707              --          13,074

CASH AT BEGINNING OF PERIOD                    $      --      $      60             70       $      --       $     130
                                               ---------      ---------      ---------       ---------       ---------
CASH AT END OF PERIOD                          $      --      $   8,427      $   4,777       $      --       $  13,204
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


                                                    INCOME (LOSS)          NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH  AMERICA (Venture)      $ 454,651        $  13,481       $  (28,683)      $1,071,474
       EUROPE (Peguform)               425,190           20,521          (11,658)         362,031
       ELIMINATIONS                         --               --               --          (46,282)
                                     ---------        ---------       ----------       ----------
         TOTAL                         879,841           34,002          (17,025)       1,387,223
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
                                                           =====        =====        =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the third quarter of 1999 increased $302.1 million, or 218.9%, from the third quarter of 1998. This increase was due to the addition of Peguform's sales for the third quarter of 1999. Domestically, sales decreased $11.7 million, or 8.5%, due primarily to lower tooling sales, as compared to the comparable period in the prior year, and a $1.9 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001. The Company expects some recovery of tooling sales in the fourth quarter, however, management believes some projects originally scheduled for the fourth quarter will be delayed.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the first nine months of 1999 increased $397.3 million, or 82.3%, as compared to the first nine months of 1998. This increase was due to the addition of Peguform's sales for the second and third quarters. Domestically, sales decreased $27.9 million, or 5.8%, due primarily to lower tooling sales as compared to the comparable period in the prior year. Net sales for the period were also reduced by a $4.9 million retroactive sales price reduction negotiated with a major customer. This customer has awarded the Company with a significant New Program (described below) with production scheduled to begin in 2001.

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



Date:  November 16, 1999               /s/ James E. Butler
                                       --------------------------
                                       James E. Butler
                                          Chief Financial Officer

                                       Signing on behalf of each registrant and as principal financial officer of each registrant.

                                  EXHIBIT INDEX


Exhibit
No.          Description
-------      -------------------------------
27.1         Financial Data Schedule.
